Form 10QSB
period 1996-03-30
UNITED MAGAZINE CO
filed 1996-05-20
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


- --------------------------------------------------------------------------------

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

- --------------------------------------------------------------------------------


                   For the Second Quarter Ended March 30, 1996
                         Commission File Number: 0-2675

                             United Magazine Company
                               An Ohio Corporation
                            I.R.S. Number: 31-0681050

                                 5131 Post Road
                               Dublin, Ohio 43017
                  Registrant's Telephone Number: (614) 792-0777



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

           Yes:         X          No:
                ----------------       --------------------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Number of common shares, without par value, outstanding as of March 30, 1996 26,660,334.

     Traditional Small Business Disclosure Format (check one):

           Yes:         X          No:
                ----------------       --------------------

                             UNITED MAGAZINE COMPANY
                             -----------------------

                                   FORM 10-QSB
                                   -----------

                   FOR THE SECOND QUARTER ENDED MARCH 30, 1996
                   -------------------------------------------


                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
                  March 30, 1996 and September 30, 1995

        Condensed Consolidated Statements of Operations (Unaudited)
                  For the Three Months and Six Months Ended March 30, 1996
                  and April 1, 1995

        Condensed Consolidated Statements of Cash Flow (Unaudited)
                  For the Six Months Ended March 30, 1996
                  and April 1, 1995

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION AND SIGNATURES
- ------------------------------------------

Item 1. Legal Proceedings

Item 2. Change in Securities

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                             UNITED MAGAZINE COMPANY
                             -----------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                   AS OF MARCH 30, 1996 AND SEPTEMBER 30, 1995
                   -------------------------------------------



                                                                     MARCH 30, 1996           SEPTEMBER 30,
                                                                                                  1995
                                                                    ------------------      ------------------
                              ASSETS                                   (Unaudited)              (Audited)
                              ------
CURRENT ASSETS:
   Cash                                                                   $   144,539            $    755,338
   Accounts receivable, net                                                 6,130,144               2,869,762
   Inventories                                                              5,136,080               3,096,982
   Prepaids and other                                                         398,154                  58,007
                                                                    ------------------      ------------------
              Total current assets                                         11,808,917               6,780,089
                                                                    ------------------      ------------------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                                                  1,906,117                 590,068
   Vehicles                                                                 1,068,918                 479,628
   Leasehold improvements                                                     214,444                 101,616
                                                                    ------------------      ------------------
                                                                            3,189,479               1,171,312
   Less - accumulated depreciation and amortization                        (1,401,594)               (475,501)
                                                                    ------------------      ------------------

              Total property and equipment, net                             1,787,885                 695,811
                                                                    ------------------      ------------------

INVESTMENT IN WILMINGTON
   Business option                                                                  0               3,202,672
   Note and interest receivable from Wilmington                                     0                 524,375
                                                                    ------------------      ------------------
              Total investment in Wilmington                                        0               3,727,047
                                                                    ------------------      ------------------

OTHER ASSETS:
   Sales orders and regulatory records, net                                 1,999,728                 677,959
   Costs in excess of net assets acquired, net                             10,128,980                 446,830
   Other                                                                      515,877                   5,786
                                                                    ------------------      ------------------

              Total other assets                                           12,644,585               1,130,575
                                                                    ------------------      ------------------

              Total assets                                                $26,241,387             $12,333,522
                                                                    ==================      ==================


(Continued on next page)

                             UNITED MAGAZINE COMPANY
                             -----------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   AS OF MARCH 30, 1996 AND SEPTEMBER 30, 1995
                   -------------------------------------------


                                                                              MARCH                SEPTEMBER
LIABILITIES AND SHAREHOLDERS' EQUITY                                         30, 1996              30, 1995
- ------------------------------------                                     -----------------     ------------------
                                                                           (Unaudited)             (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations-
     Shareholders                                                          $      362,675          $      50,000
     Other                                                                      1,291,408                 63,076
   Accounts payable                                                            11,632,478              4,763,693
   Accrued expenses                                                             2,042,286                792,358
   Reserve for gross profit on sales returns                                    1,613,673                541,499
   Advances from shareholders                                                           0                  8,933
                                                                         -----------------     ------------------
              Total current liabilities                                        16,942,520              6,219,559

LONG-TERM DEBT OBLIGATIONS:
   Shareholders                                                                   308,333                137,500
   Other                                                                          637,645

ACCRUED PENSION OBLIGATION                                                      1,786,493

POST RETIREMENT BENEFIT OBLIGATION                                                822,827

DEALER ADVANCE PAYMENTS                                                            40,000                 38,750
                                                                         -----------------     ------------------
              Total liabilities                                                20,537,818              6,395,809
                                                                         -----------------     ------------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, 4,821,398 shares
                                                                                4,066,736              3,804,185
                                                                         -----------------     ------------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized, 42,735,052 and
     42,500,561 issued, and 26,660,334 and 26,425,843 outstanding (including shares subject to Put
     Agreements)                                                                      250                    250
   Paid-in capital                                                             42,908,043             42,701,846
   Treasury stock, at cost                                                        (16,998)               (16,998)
   Retained deficit                                                           (41,254,462)           (40,551,570)
                                                                         -----------------     ------------------
              Total shareholders' equity                                        1,636,833              2,133,528
                                                                         -----------------     ------------------

              Total liabilities and shareholders' equity                      $26,241,387            $12,333,522
                                                                         =================     ==================


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                   FOR THE SECOND QUARTER ENDED MARCH 30, 1996
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        MARCH 30, 1996 AND APRIL 1, 1995
                        --------------------------------



                                                  3 Months Ended     3 Months Ended          6 Months Ended     6 Months Ended
                                                       1996               1995                    1996               1995
                                                --------------------------------------    --------------------------------------
                                                   (Unaudited)        (Unaudited)            (Unaudited)        (Unaudited)

   NET SALES                                          $13,384,307          $5,859,342            $19,749,697        $12,085,480

   COST OF GOODS SOLD                                  10,153,582           4,406,723             14,887,022          9,020,351
                                                --------------------------------------    --------------------------------------

         GROSS PROFIT                                   3,230,725           1,452,619              4,862,675          3,065,129

   OTHER OPERATING INCOME                                 175,401             100,896                279,392            205,737

   SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                         (3,771,263)         (1,607,526)            (5,519,251)        (3,498,785)

   INCOME (LOSS) FROM INVESTMENT IN WILMINGTON
                                                                0                   0               (90,192)

   WRITEDOWN OF GOODWILL AND
      INVENTORY                                                 0           (374,486)                      0          (374,486)
                                                --------------------------------------    --------------------------------------


   INCOME (LOSS) FROM OPERATIONS                        (365,137)           (428,497)              (467,376)          (602,405)

   INTEREST INCOME (EXPENSE), NET                       (154,525)            (23,744)              (277,465)           (52,285)

   SETTLEMENT, NET                                              0                   0                      0          2,352,202

   OTHER INCOME (EXPENSE)                                  28,957             510,964                 41,949            480,060
                                                --------------------------------------    --------------------------------------

   INCOME (LOSS) BEFORE PROVISION FOR INCOME
   TAXES                                                (490,705)              58,723              (702,892)          2,177,572

   PROVISION FOR INCOME TAXES                                   0                   0                      0                  0
                                                --------------------------------------    --------------------------------------

   NET INCOME (LOSS)                                   $(490,705)      $       58,723             $(702,982)  $       2,177,572
                                                ======================================    ======================================

   WEIGHTED AVERAGE
     NUMBER OF SHARES OUTSTANDING                      26,747,796          21,710,270             26,718,845         21,681,967
                                                ======================================    ======================================

   NET INCOME (LOSS) PER COMMON SHARE
                                                           $(.02)                $.00                 $(.03)               $.10
                                                ======================================    ======================================

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                   FOR THE SECOND QUARTER ENDED MARCH 30, 1996
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                        MARCH 30, 1996 AND APRIL 1, 1995
                        --------------------------------







                                                                              6 Months Ended     6 Months Ended
                                                                                 March 30           April 1
                                                                                   1996               1995
                                                                             -----------------  -----------------
                                                                               (Unaudited)        (Unaudited)

   NET CASH (USED IN) OPERATING ACTIVITIES                                    $      (112,011)  $      1,011,785
                                                                             -----------------  -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                           (281,792)           (40,783)
                                                                             -----------------  -----------------
                Net cash provided by (used in) investing activities                  (281,792)           (40,783)
                                                                             -----------------  -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                                                            0            166,668
     Payment on debt obligations                                                     (225,929)          (776,670)
     Advances from related parties                                                      8,933           (251,928)
                                                                             -----------------  -----------------

                Net cash provided by (used in) financing activities                  (216,996)          (861,930)
                                                                             -----------------  -----------------


   NET DECREASE IN CASH AND EQUIVALENTS                                              (610,799)           109,072


   CASH, beginning of period                                                          755,338            623,064
                                                                             -----------------  -----------------

   CASH, end of period                                                         $      144,539     $      732,136
                                                                             =================  =================

   Supplemental Disclosure of Cash Flow Information
   ------------------------------------------------

         Cash paid during the period for interest                               $      32,956      $      55,124
                                                                             =================  =================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
            ---------------------------------------------------------
                           INCREASE (DECREASE) IN CASH
                           ---------------------------





Supplemental Schedule of Noncash Investing and Financing Activities
- -------------------------------------------------------------------

1996:

Under terms of the May 24, 1993 Partnership Dissolution Plan and Agreement between UNIMAG, Service News Company, MDI L.P., and Magazine Distributors, Inc., UNIMAG is required to issue stock valued at $1.00 per share annually for consulting fees earned at an amount equal to 1% of wholesale revenues of Yankee News Company.

During the first fiscal quarter of 1996, UNIMAG issued 234,491 shares of UNIMAG stock for the consulting fees earned during the fiscal year ended September 30, 1995.

During that same quarter, an additional $59,727 of fees were earned for future distribution of 59,727 shares of stock.

During the second quarter of 1996, an additional $55,470 of fees were earned which will require the future distribution of 55,470 shares of stock.

During the second quarter of 1996, UNIMAG purchased all of the outstanding stock of Triangle News Company, Inc. See Note 6 to the Financial Statements.

1995:
During the first fiscal quarter of 1995, UNIMAG authorized the issuance of 223,046 shares of UNIMAG stock for the consulting fees earned during the fiscal year ended October 1, 1994.

During that same quarter, an additional $57,946 of fees were earned for future distribution of 57,946 shares of stock.

During the second quarter of 1995, an additional $55,935 of fees were earned which will require the future distribution of 55,935 shares of stock.







  The accompanying notes to condensed consolidated financial statement are an integral part of these condensed consolidated statements.

                    UNITED MAGAZINE COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                                   FORM 10-QSB
                                   -----------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   FOR THE SECOND QUARTER ENDED MARCH 30, 1996
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------


1.   GENERAL
     -------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of March 30, 1996 and September 30, 1995, and the results of its operations and cash flows for the six months ended March 30, 1996 and April 1, 1995. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2.   THE BUSINESS
     ------------

     United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. All operations for the quarter ended March 30, 1996 were conducted through four of its seven consolidated subsidiaries.

     All operations for the period from April 1, 1995 through December 30, 1995 were conducted through two of its then five consolidated subsidiaries and through its investment in Service News Company of Wilmington, North Carolina (Wilmington). All operations for the period from October 1, 1994 through April 1, 1995 were conducted through its consolidated subsidiary Service News Company of Connecticut, doing business as Yankee News Company (Yankee).

     Yankee is engaged in wholesale magazine, newspaper and book distribution and owns and operates four newsstands and one bookstore. Reader's Choice(RC), acquired in April, 1995, is engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers.

     On April 5, 1995, UNIMAG entered into a Services and Management Agreement with Service News Company of Wilmington, North Carolina ("Wilmington") and SNPC, Inc. ("SNPC"), both North Carolina corporations, and with Doris R. Marshall, the individual shareholder of the Companies, pursuant to which UNIMAG agreed to manage the operations commencing April 1, 1995. In consideration, UNIMAG was to receive a Management Fee.

     The Agreement granted UNIMAG an option to purchase all of the outstanding stock of Wilmington through the life of the Agreement. The option price was originally $482,140, but was subject to additional adjustments upon resolution of contingent provisions of the Agreement. On January 12, 1996, UNIMAG exercised the option and purchased Wilmington for $10.00.

     On January 23, 1996, United Magazine Company (UNIMAG) purchased all of the outstanding stock of Triangle News Company, Inc., a Pennsylvania corporation (Triangle). The purchase price is subject to future adjustments and future contingencies, including a contingent earnout payment based on successful completion of certain pending contracts for future business. Consideration given was cash of $1,647,000 and 100,000 shares of UNIMAG stock.

     UNIMAG also owns three inactive subsidiaries. Sportstuff Marketing, Inc.
     (SSM) was a wholesale distributor of sports apparel products and operated one sports apparel retail outlet. Team Logos Sportstuff, Inc. (TLSI) previously owned and operated sports apparel retail stores. UNIMAG I, Inc. (UNIMAG I), a wholly-owned subsidiary of TLSI, previously held certain intangible assets related to the franchise operations of TLSI. Imperial News Co., Inc. (Imperial), previously engaged in the wholesale magazine and book distribution business, has been in bankruptcy since 1991, and has no material assets.

     A. Business of Service News Company of Connecticut (Yankee)
        --------------------------------------------------------

     UNIMAG's wholly-owned subsidiary, Service News Company of Connecticut (Yankee) re-acquired the operating net assets of Yankee from MDI, L.P. on May 24, 1993. Yankee is headquartered in a 34,000 square foot leased facility located in Waterbury, Connecticut. From this facility Yankee distributes magazines, books, newspapers and various sundry items to retailers who sell to customers in the central Connecticut market. Yankee also operates four retail "Newsrack" outlets which sell magazines, newspapers, and related products and operates one retail bookstore. During 1995 Yankee generated approximately 99% of UNIMAG's net sales.

     B. Business of Service News Company of Wilmington (Wilmington)
        -----------------------------------------------------------

     Service News Company of Wilmington (Wilmington) is headquartered in a 20,000 square foot leased facility located in Wilmington, North Carolina. From this location, Wilmington distributes magazines, books and various sundry items to retailers who sell to customers in eastern North Carolina.

     C. Business of Triangle News Company, Inc. (Triangle)
        --------------------------------------------------

     Triangle News Company, Inc. (Triangle) is headquartered in a 62,400 square foot leased facility located in Pittsburgh, Pennsylvania. From this location, Triangle distributes magazines, books, newspapers, and various sundry items to retailer who sell to consumers in Western Pennsylvania, West Virginia and Eastern Ohio.

     D. Business of Reader's Choice, Inc. (RC)
        --------------------------------------

     Reader's Choice, Inc. (RC), established in October, 1984, was acquired on April 11, 1995. RC is engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers. For these management services, RC receives a percentage of the allowances collected on behalf of the retailers. From its location in Dublin, Ohio, RC provides these services to major retail chains and major independent retailers with outlets in 43 states and the District of Columbia.

3.   SETTLEMENT OF PRUDENTIAL LAWSUIT
     --------------------------------

     On January 26, 1995, the Company reached final settlement of its lawsuit against Prudential Insurance Company of America and two (2) of its affiliates. As part of the settlement, the Company received $3,000,000, less related professional fees of $647,798. This transaction was recorded in the December 31, 1994 first quarter financial statements.

4.   PROVISION FOR INCOME TAXES
     --------------------------

     The provision for income taxes is as follows:

                                      3 Months Ended      3 Months Ended           6 Months Ended     6 Months Ended
                                           1996                1995                     1996               1995
                                     -------------------------------------       ------------------------------------

                Current                     $(196,000)          $23,000               $(281,000)         $871,000
                Deferred                      196,000           (23,000)                281,000          (871,000)
                                     -------------------------------------       ------------------------------------
                Total                              $0                $0                      $0                $0
                                                   ==                ==                      ==                ==

     For the six months and three months ended March 30, 1996, the difference between the statutory tax rate of 34% and the effective rate of zero is due primarily to the benefit of the net operating losses generated in prior periods.

     As of March 30, 1996, UNIMAG had approximately $21,290,000 of Federal net operating loss (NOL) carryfowards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2009.

     The company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The Company has recorded a full valuation allowance of approximately $10,107,000 due to the uncertainty of future realization of its remaining available net operating loss (NOL) carryforwards in accordance with the provisions of SFAS No. 109.

5.   WILMINGTON FINANCIAL INFORMATION (UNAUDITED)
     --------------------------------------------

     In April of 1995, UNIMAG entered into a Services and Management Agreement with Service News Company of Wilmington, North Carolina (Wilmington). Included in the Agreement was an option to purchase all of the outstanding stock of Wilmington. As of December 30, 1995, UNIMAG had not exercised its option and therefore, treated the option as an investment and accounted for the investment under the equity method. UNIMAG exercised their option to acquire Wilmington on January 12, 1996

     The unaudited condensed operating results of Wilmington for the three months ended December 30, 1995 are as follows:

     Net sales                                               $1,715,000
     Gross profit                                               453,000
     Operating income                                            40,000
     Income (loss) before business option amortization
                                                                (18,000)

     Income (loss) after business option amortization
                                                                (90,000)

     The shareholders of Wilmington have shares, issued as part of the consideration for the option to purchase the stock of Wilmington, that are subject to future Put Agreements commencing in April of 1997. During the period from September 30, 1995 through March 30, 1996 UNIMAG accreted interest of $262,552 for the increase in value of the putable shares during that period.

6.   PITTSBURGH ACQUISITION
     ----------------------

     On January 23, 1996, United Magazine Company (UNIMAG) purchased all of the outstanding stock of Triangle News Company, Inc., a Pennsylvania corporation (Triangle). The purchase price is subject to future adjustments and future contingencies, including a contingent earnout payment based on successful completion of certain pending contracts for future business. Consideration given was cash of $1,647,000 and 100,000 shares of UNIMAG stock.

     In connection with the closing, UNIMAG financed $1,000,000 through its wholly-owned subsidiary Service News Company of Connecticut, which utilized part of a line of credit from the Bank of Boston and financed an additional $700,000, secured by the assets of Triangle, from the Bank of Boston.

7.   OPTIONS TO PURCHASE COMPANIES
     -----------------------------

     During the second quarter, the Company signed options to acquire five midwest magazine and book distribution companies. Three of the companies, Ohio Periodical Distributors of Columbus, Ohio Periodical Distributors of Cincinnati, and Northern News Co. of Petoskey, Michigan are affiliated with the Chairman of United Magazine Company, Ronald E. Scherer. The Company also signed option agreements with Stoll Cos. of Toledo, Ohio and Michiana News Co., of Niles, Michigan. The options are contingent upon several factors, including financing. If all of the options were exercised, United Magazine's annual revenues would increase to in excess of $233,000,000.

8.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

     The following unaudited proforma consolidated financial information contains certain proforma adjustments to reflect the acquisition of Service News Company of Wilmington and Triangle News Company, Inc. as if they had occurred on October 2, 1994.


                                  UNIMAG
                                COMBINED
                               PRO FORMA
                             ------------

FOR THE SIX MONTHS
  ENDED MARCH 30, 1996:

Net sales                      28,048,423

Income (loss)
  from operations                (443,501)

Net income (loss)                (673,014)

Earnings per share                 ($0.03)

FOR THE SIX MONTHS
  ENDED APRIL 1, 1995:

Net sales                      27,595,206

Income from operations           (592,574)

Net income (loss)               1,911,767

Earnings per share                  $0.09

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
     A. RESULTS OF OPERATIONS OF UNIMAG FOR THE THREE MONTHS ENDED
                       MARCH 30, 1996 AND APRIL 1, 1995
- --------------------------------------------------------------------------------


     During the three months ended March 30, 1996, the Company completed the acquisitions of Wilmington and Pittsburgh distributorships. These two new subsidiaries accounted for all of the sales increase in the quarter versus the prior year's quarter. The gross profit increase included approximately $1,685,000 from the two new subsidiaries plus $77,000 from the Reader's Choice subsidiary, while Yankee gross profit was unchanged from the corresponding prior year quarter.

     The $2,164,000 increase in selling, general, and administrative expenses included $1,973,000 from the two new subsidiaries, $69,000 from Reader's Choice, and $127,000 in the Parent for additional professional fees. Yankee expenses remained relatively constant for the quarter.

     During the quarter ended April 1, 1995, discontinued operations resulted in the Company incurring writedowns of goodwill and inventory of $374,486 offset by other income of $510,964, primarily from settlement of vendor payables.

     The quarter ended March 30, 1996 included accreted put interest in connection with Wilmington in the amount of $131,275.

     Reader's Choice was acquired on April 5, 1995. For the three months ended March 30, 1996, Reader's Choice had revenues of $77,000 and net income of $7,000.

     The quarter ended March 30, 1996 produced a loss of $490,705 versus a profit of $58,723 in the corresponding quarter ended April 1, 1995. The March 30, 1996 loss included non-cash charges of approximately $592,000 for depreciation, amortization, accreted put interest, and management fees, with Pittsburgh and Wilmington accounting for approximately $278,000 of the non-cash charges.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------
     B. RESULTS OF OPERATIONS OF UNIMAG FOR THE SIX MONTHS ENDED MARCH 30, 1996
                                AND APRIL 1, 1995
- --------------------------------------------------------------------------------

     During the six months ended March 30, 1996, the Company reported three months of operations for Wilmington and Pittsburgh in the consolidated results. The consolidated results also included six months of Reader's Choice, Yankee, and the Parent company and three months of Wilmington ended December 30, 1995 under the equity method. The corresponding six months ended April 1, 1995 included only Yankee, the Parent Company, and discontinued operations. See Note 8 to the Financial Statements.

     In addition to the changes in the financial statements reported above as a result of the Wilmington and Pittsburgh acquisitions during the quarter ended March 30, 1996, the comparative results for the six months ended March 30, 1996 versus the corresponding six months ended April 1, 1995 included other significant transactions.

     The December 31, 1994 quarter included a settlement of a lawsuit with Prudential. As part of that settlement UNIMAG received $3,000,000 less related professional fees of $647,798.

     The loss from investment of $90,192 for the quarter ended December 30, 1995 is for the investment in Wilmington described in Note 5. Other expenses for the six months ended March 30, 1996 includes $262,550 of interest accreted on the Wilmington put agreements.

     Reader's Choice was acquired on April 5, 1995. For the six months ended March 30, 1996, Reader's Choice had revenues of $149,000 and a loss of $3,000.

     For the six months ended March 30, 1996 compared with the six months ended April 1, 1995, Yankee revenue was up .3% and gross profit was down 1.0%. Net income increased by 4.2% to $220,000. There were no significant changes in the level of operations for Yankee.

     Discontinued operations contributed $139,000 in losses to the quarter ended December 31, 1994.

C.   LIQUIDITY, CAPITAL RESOURCES AND FACTORS AFFECTING FUTURE PERFORMANCE
     ---------------------------------------------------------------------

     The Company's working capital (deficit) is as follows:
     March 30, 1996 (6 months)                                  $ (5,134,000)
     September 30, 1995 (fiscal year)                                560,000
     October 1, 1994 (fiscal year)                                (1,371,000)

     The working capital position declined by $5,866,000 during the quarter ended March 30, 1996, primarily as a result of working capital deficit created by the acquisitions of Pittsburgh and Wilmington. Non-cash charges exceeded the operating loss by approximately $102,000. Capital expenditures of $173,000 and long-term debt reductions of $163,000 used $336,000 of working capital.

     The Company anticipates improvements in working capital and cash flow in the remainder of 1996 from operations in Yankee, Pittsburgh, and Wilmington, from additional management fees paid by stock, and by continued depreciation, amortization, and accretion of long-term interest, net of planned capital expenditures and reductions in long-term debt.

     The Company has recently added approximately $8,000,000 in net new business and has additional new business pending. In addition, the Company is in the process of adding high impact marketing fixtures in larger customer locations and is implementing technology improvements and process changes to improve operating margins.

     The Company anticipates that these operations will generate adequate cash flow to finance the 1996 business plan. In addition, the Company plans to pursue several acquisitions of similar magazine distributorships during 1996. In connection with these acquisitions, the Company is negotiating the financing needs for possible acquisitions.

     The future performance of wholesale distribution operations of the Company may be improved on or impaired by changes currently occurring in the industry. Historically, a magazine distributor serviced all accounts within a fixed geographic territory with minimal competition. Recently, several large retail chains have begun consolidating magazine purchases from a reduced number of wholesalers, creating opportunities for increased business as well as risks for a loss of business. In addition, this consolidation can result in reduced gross profit margins due to increased discounting; however, these can be offset by increased revenue and gross profit. Although the Company believes it is strategically positioned to take advantage of market conditions, the future outcome of these changes is uncertain at this point in time.

D.   INFLATION
     ---------

     The impact of inflation passes is difficult to measure. The Company passes magazine costs on to customers through increases in the cover prices of publications which are determined by the publisher. As a result, the Company believes that the effect of inflation on the results of operations and financial condition has been minor and is expected to remain so in the future.

E.   SEASONALITY
     -----------

     The sale of magazines and newspapers is subject to minimal seasonality, except for small increases during the summer months. Books achieve their highest level of sales during the first fiscal quarter.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Annual Report on Form 10-QSB for the Fiscal Quarter Ended December 30, 1995.

          The Company and certain of its directors and officers have been sued by two ex-employees of Team Logos Sportstuff, Inc., in connection with the status of employment contracts from their predecessor company Team Logos Corporation. Although the contracts were not assumed as part of an Asset Purchase Agreement between United Magazine Company and Team Logos Corporation, a jury recently found for the plaintiffs against both the Company and one of its directors on claims of promissory estoppel and fraud in connection with the contracts. However, in separate rulings the Company was found to have been justified in subsequently terminating their employment. This results in the Company's liability being limited to a non-material amount in a small period of time in 1992 and early 1993. In addition, the Company, through its subsidiary Team Logos Sportstuff, Inc., has separate claims pending in the state of Connecticut for damages sustained as a result of the actions of the ex-employees. The Company had agreed to indemnify the director against the claim. In addition, the Company will seek indemnification from Team Logos Corporation and its directors. It is the opinion of the Company and its counsel that the net liability of the Company is not material.

Item 2.   CHANGE IN SECURITIES:              None
          ---------------------

Item 3.   DEFAULT UPON SENIOR SECURITIES:    None
          -------------------------------

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ----------------------------------------------------

          None


Item 5.   OTHER INFORMATION:
          ------------------

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

          (A) On January 13, 1996 UNIMAG filed a Form 8-K for the acquisition of Service News Company of Wilmington through the exercise of its business option.

          (B) On July 17, 1995, UNIMAG filed a Form 8-KA Amendment No. 2 for the Services and Management Agreement with Service News Company of North Carolina. On January 15, 1996, UNIMAG filed a Form 8-KA, Amendment No. 3 for the Services and Management Agreement with Service News Company of North Carolina to include the required exhibits as well as to incorporate by reference the required audited financial statements and pro forma information.

          (C) On February 5, 1996, UNIMAG filed a Form 8-K for the acquisition of Triangle News Company, Inc., a Pennsylvania corporation and subsequently amended on Form 8-KA on April 5, 1996 to include the related audited and proforma financial information.


SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED MAGAZINE COMPANY

                                        Registrant


                                        /s/ Ronald E. Scherer
                                        -------------------------------------
                                        Ronald E. Scherer
                                        President and Chief Executive Officer



                                        /s/ Thomas L. Gerlacher
                                        -------------------------------------
                                        Thomas L. Gerlacher
                                        Chief Financial Officer