Form 10QSB
period 1996-06-29
UNITED MAGAZINE CO
filed 1996-08-13
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                    For the Third Quarter Ended June 29, 1996
                         Commission File Number: 0-2675

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

                           Yes:    X     No:
                                 ----        ----

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Number of common shares, without par value, outstanding as of June 29, 1996 26,660,334.

         Traditional Small Business Disclosure Format (check one):

                           Yes:    X     No:
                                 ----        ----

                             UNITED MAGAZINE COMPANY

                                   FORM 10-QSB

                    FOR THE THIRD QUARTER ENDED JUNE 29, 1996

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited) June 29, 1996 and September 30, 1995

          Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Nine Months Ended June 29, 1996 and July 1, 1995

          Condensed Consolidated Statements of Cash Flow (Unaudited) For the Nine Months Ended June 29, 1996 and July 1, 1995

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

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                             UNITED MAGAZINE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 29, 1996 AND SEPTEMBER 30, 1995

                                                            JUNE 29,          SEPTEMBER 30,
                                                              1996                 1995
                                                          ------------        ------------
             ASSETS                                        (Unaudited)         (Audited)
CURRENT ASSETS:
   Cash                                                   $   317,711       $   755,338
   Accounts receivable, net                                 7,516,540         2,869,762
   Inventories                                              5,143,659         3,096,982
   Accounts receivable, affiliate                           1,667,000                 0
   Prepaids and other                                         640,753            58,007
                                                          -----------       -----------
              Total current assets                         15,285,663         6,780,089
                                                          -----------       -----------

PROPERTY AND EQUIPMENT, at cost:
   Furniture and equipment                                  2,070,553           590,068
   Vehicles                                                 1,113,378           479,628
   Leasehold improvements                                     214,444           101,616
                                                          -----------       -----------
                                                            3,398,375         1,171,312
   Less - accumulated depreciation and amortization        (1,571,509)         (475,501)
                                                          -----------       -----------

              Total property and equipment, net             1,826,866           695,811
                                                          -----------       -----------

INVESTMENT IN WILMINGTON
   Business option                                                  0         3,202,672
   Note and interest receivable from Wilmington                     0           524,375
                                                          -----------       -----------
              Total investment in Wilmington                        0         3,727,047
                                                          -----------       -----------

OTHER ASSETS:
   Sales orders and regulatory records, net                 2,235,518           677,959
   Costs in excess of net assets acquired, net             10,161,947           446,830
   Prepaid contracts and other                                891,180             5,786
                                                          -----------       -----------

              Total other assets                           13,288,645         1,130,575
                                                          -----------       -----------

              Total assets                                $30,401,174       $12,333,522
                                                          ===========       ===========



(Continued on next page)

                             UNITED MAGAZINE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 29, 1996 AND SEPTEMBER 30, 1995

                                                                  JUNE 29,         SEPTEMBER 30.
      LIABILITIES AND SHAREHOLDERS' EQUITY                          1996                1995
      ------------------------------------                     ------------        ------------
                                                                 (Unaudited)          (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations-
     Shareholders                                              $    206,299        $     50,000
     Other                                                        1,669,841              63,076
   Accounts payable                                              15,525,478           4,763,693
   Accrued expenses                                               2,106,745             792,358
   Reserve for gross profit on sales returns                      1,613,673             541,499
   Advances from shareholders                                             0               8,933
                                                               ------------        ------------
              Total current liabilities                          21,122,036           6,219,559

LONG-TERM DEBT OBLIGATIONS:
   Shareholders                                                     420,833             137,500
   Other                                                            533,333                   0

ACCRUED PENSION OBLIGATION                                        1,534,491                   0

POST RETIREMENT BENEFIT OBLIGATION                                1,252,458                   0

DEALER ADVANCE PAYMENTS                                              40,050              38,750
                                                               ------------        ------------
              Total liabilities                                  24,903,201           6,395,809
                                                               ------------        ------------
COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT
   AGREEMENTS, 4,821,398 shares                                   4,198,011           3,804,185
                                                               ------------        ------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares
     authorized, 42,735,052 and 42,500,561 issued,
     and 26,660,334 and 26,425,843 outstanding
     (including shares subject to Put Agreements)                       250                 250
   Paid-in capital                                               42,972,293          42,701,846
   Treasury stock, at cost                                          (16,998)            (16,998)
   Retained deficit                                             (41,655,583)        (40,551,570)
                                                               ------------        ------------
              Total shareholders' equity                          1,299,962           2,133,528
                                                               ------------        ------------

              Total liabilities and shareholders' equity       $ 30,401,174        $ 12,333,522
                                                               ============        ============



        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                                   FORM 10-QSB
                    FOR THE THIRD QUARTER ENDED JUNE 29, 1996
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         JUNE 29, 1996 AND JULY 1, 1995


                                      3 Months Ended     3 Months Ended      9 Months Ended     9 Months Ended
                                           1996                1995               1996               1995
                                     ----------------------------------      ---------------------------------
                                      (Unaudited)        (Unaudited)         (Unaudited)         (Unaudited)
NET SALES                            $ 14,457,754        $  6,302,495        $ 34,207,451        $ 18,387,975

COST OF GOODS SOLD                     11,113,565           4,763,728          26,000,587          13,784,079
                                     ------------        ------------        ------------        ------------

      GROSS PROFIT                      3,344,189           1,538,767           8,206,864           4,603,896

OTHER OPERATING INCOME                    235,590             152,925             514,982             322,399

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES             (3,967,588)         (1,763,036)         (9,486,839)         (5,261,821)

INCOME (LOSS) FROM INVESTMENT
   IN WILMINGTON                                0             (37,238)            (90,192)            (37,238)

WRITEDOWN OF GOODWILL AND
   INVENTORY                                    0                   0                   0            (342,148)
                                     ------------        ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS            (387,809)           (108,582)           (855,185)           (714,912)

INTEREST INCOME (EXPENSE), NET           (151,414)           (138,492)           (428,879)           (190,777)

SETTLEMENT, NET                                 0                   0                   0           2,352,202

OTHER INCOME (EXPENSE)                    138,102              49,507             180,051             533,492
                                     ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                      (401,121)           (197,567)         (1,104,013)          1,980,005

PROVISION FOR INCOME TAXES                      0                   0                   0                   0
                                     ------------        ------------        ------------        ------------

NET INCOME (LOSS)                    $   (401,121)       $   (197,567)       $ (1,104,013)       $  1,980,005
                                     ============        ============        ============        ============

WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING         26,818,364          26,364,676          26,748,701          23,242,870
                                     ============        ============        ============        ============

NET INCOME (LOSS) PER COMMON
   SHARE                             $       (.01)       $       (.01)       $       (.04)       $        .09
                                     ============        ============        ============        ============

                             UNITED MAGAZINE COMPANY
                                   FORM 10-QSB
                    FOR THE THIRD QUARTER ENDED JUNE 29, 1996
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                         JUNE 29, 1996 AND JULY 1, 1995

                                                                       9 Months Ended    9 Months Ended
                                                                          June 29,            July 1,
                                                                           1996               1995
                                                                       --------------    --------------
                                                                        (Unaudited)       (Unaudited)

NET CASH (PROVIDED BY) OPERATING ACTIVITIES                            $ 2,107,890        $ 951,692
                                                                       -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used for acquisition                                                   0         (500,000)
     Purchases of property and equipment                                  (490,688)         (78,783)
                                                                       -----------        ---------
     Net cash used in investing activities                                (490,688)        (578,783)
                                                                       -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                                    0          166,668
  Sale of common stock subject to put agreement                                  0          482,140
  Redemption of treasury stock                                                   0          (16,998)
  Payment on debt obligations                                             (396,762)      (1,026,672)
  Advances to related parties                                           (1,658,067)        (251,928)
                                                                       -----------        ---------

             Net cash used in financing activities                      (2,054,829)        (646,790)
                                                                       -----------        ---------


NET DECREASE IN CASH AND EQUIVALENTS                                      (437,627)        (273,881)


CASH, beginning of period                                                  755,338          623,064
                                                                       -----------        ---------

CASH, end of period                                                    $   317,711        $ 349,183
                                                                       ===========        =========
Supplemental Disclosure of Cash Flow Information

      Cash paid during the period for interest                         $    74,092        $  76,270
                                                                       ===========        =========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE NINE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                           INCREASE (DECREASE) IN CASH

Supplemental Schedule of Noncash Investing and Financing Activities

1996:

Under terms of the May 24, 1993 Partnership Dissolution Plan and Agreement between UNIMAG, Service News Company, MDI L.P., and Magazine Distributors, Inc., UNIMAG is required to issue stock valued at $1.00 per share annually for consulting fees earned at an amount equal to 1% of wholesale revenues of Yankee News Company.

During the first fiscal quarter of 1996, UNIMAG issued 234,491 shares of UNIMAG stock for the consulting fees earned during the fiscal year ended September 30, 1995. During the nine months ended June 29, 1996, $179,447 of consulting fees were earned requiring future distribution of 179,447 shares of stock.

During the second quarter of 1996, UNIMAG purchased all of the outstanding stock of Triangle News Company, Inc. See Note 6 to the Financial Statements.

1995:

During the first fiscal quarter of 1995, UNIMAG authorized the issuance of 223,046 shares of UNIMAG stock for the consulting fees earned during the fiscal year ended October 1, 1994. During the nine months ended July 1, 1995, $172,736 of consulting fees were earned requiring future distribution of 172,736 shares of stock.

     The accompanying notes to condensed consolidated financial statement are an integral part of these condensed consolidated statements.

                    UNITED MAGAZINE COMPANY AND SUBSIDIARIES
                                   FORM 10-QSB
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THIRD QUARTER ENDED JUNE 29, 1996
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of June 29, 1996 and September 30, 1995, the results of its operations for the three and nine months ended June 29, 1996 and July 1, 1995, and the cash flows for the nine months ended June 29, 1996 and July 1, 1995. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

  2.     THE BUSINESS

         United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. All operations for the quarter ended June 29, 1996 were conducted through four of its seven consolidated subsidiaries.

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

         On January 23, 1996, United Magazine Company (UNIMAG) purchased all of the outstanding stock of Triangle News Company, Inc., a Pennsylvania corporation (Triangle) from Marilyn R. Watson, John G. Watson and Lonnie Watson, individuals residing in Pittsburgh, Pennsylvania (Sellers). The purchase price is subject to future adjustments and future contingencies, including a contingent payment based on successful completion of certain pending contracts for future business. Consideration given was cash of $1,647,000, seller financing of $646,590 and 100,000 shares of UNIMAG stock. The seller financing may be subject to future adjustments.

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

         D. Business of Reader's Choice, Inc. (RC)

         Reader's Choice, Inc. (RC), established in October, 1984, was acquired on April 11, 1995. RC is engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers. For these management services RC receives a percentage of the allowances collected on behalf of the retailers. From its location in Dublin, Ohio, RC provides these services to major retail chains and major independent retailers with outlets in 43 states and the District of Columbia.

         E. Business of Sportstuff Marketing, Inc. (SSM)

         Sportstuff Marketing, Inc. (SSM) established in March, 1993 was engaged in the wholesale distribution of sports apparel merchandise and services, primarily to major grocery and pharmaceutical chains. In March, 1995, SSM ceased all wholesaling of sports apparel merchandise. SSM is no longer an active company.

         F. Business of Team Logos Sportstuff, Inc. (TLSI) and UNIMAG I

         Team Logos Sportstuff, Inc. (TLSI) and its subsidiary UNIMAG I, both established in July, 1992, were engaged in the business of owning and franchising retail sports apparel stores throughout the country. During the fiscal year ended October 2, 1993 TLSI closed all remaining retail locations, and UNIMAG I deactivated its franchising operations. TLSI is currently inactive except for the winding down of final business activities. UNIMAG I is no long an active company.

  3.     SETTLEMENT OF PRUDENTIAL LAWSUIT

         On January 26, 1995, the Company reached final settlement of its lawsuit against Prudential Insurance Company of America and two (2) of its affiliates. As part of the settlement, the Company received $3,000,000, less related professional fees of $647,798. This transaction was recorded in the first quarter of fiscal 1995 financial statements.

  4.     PROVISION FOR INCOME TAXES

         The provision for income taxes is as follows:

                3 Months         3 Months         9 Months        9 Months
                 Ended            Ended            Ended            Ended
                  1996             1995             1996             1995
               --------------------------        --------------------------
Current        $(161,000)       $ (79,000)       $(442,000)       $ 792,000
Deferred         161,000           79,000          442,000         (792,000)
               ---------        ---------        ---------        ---------
Total          $       0        $       0        $       0        $       0
               =========        =========        =========        =========


         For the nine months and three months ended June 29, 1996, and July 1, 1995, the difference between the statutory tax rate of 34% and the effective rate of zero is due primarily to the uncertainty of the realization of net operating losses generated.

         As of June 29, 1996, UNIMAG had approximately $21,690,000 of Federal net operating loss (NOL) carryfowards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2009.

         The company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The Company has recorded a full valuation allowance of approximately $10,268,000 due to the uncertainty of future realization of its remaining available net operating loss (NOL) carryforwards in accordance with the provisions of SFAS No. 109.

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

         The unaudited condensed operating results of Wilmington for the three months ended December 30, 1995 and July 1, 1995 are as follows:

                                              December 30,          July 1,
                                                  1995               1995
                                             ------------------------------
Net sales                                    $ 1,715,000        $ 1,915,000
Gross profit                                     453,000            486,000
Operating income                                  40,000            134,000
Income (loss) before business option
  amortization                                   (18,000)            30,000
Income (loss) after business option
  amortization                                   (90,000)           (37,000)


         The shareholders of Wilmington have shares, issued as part of the consideration for the option to purchase the stock of Wilmington, that are subject to future Put Agreements commencing in April of 1997. During the period from September 30, 1995 through June 30, 1996 UNIMAG accreted interest of $393,826 for the increase in value of the putable shares during that period.

6.       PITTSBURGH ACQUISITION

         On January 23, 1996, United Magazine Company (UNIMAG) purchased all of the outstanding stock of Triangle News Company, Inc., a Pennsylvania corporation (Triangle) from Marilyn R. Watson, John G. Watson and Lonnie Watson, individuals residing in Pittsburgh, Pennsylvania (Sellers). The purchase price is subject to future adjustments and future contingencies, including a contingent payment based on successful completion of certain pending contracts for future business. Consideration given was cash of $1,647,000, seller financing of $646,590 and 100,000 shares of UNIMAG stock. The seller financing may be subject to future adjustments.

         In connection with the closing, UNIMAG financed $1,000,000 through its wholly-owned subsidiary Service News Company of Connecticut, which utilized part of a line of credit from the Bank of Boston and financed an additional $700,000 secured by the assets of Triangle from the Bank of Boston.

  7.     OPTIONS TO PURCHASE COMPANIES

         On July 26, 1996, the Company entered into an asset transfer agreement with Northern News Company. On July 30, 1996, the Company entered into a stock transfer agreement with Michiana News Co. On July 31, 1996, the Company entered into a stock transfer agreement with Stoll Cos.
         An asset transfer agreement with Ohio Periodical Distributors of Columbus and Ohio Periodical Distributors of Cincinnati (collectively "OPD") is pending. The Company has filed with the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for approval of the acquisition of the assets of OPD, and that application was approved on August 9, 1996. If all of the acquisitions are successfully consummated, UNIMAG's annual revenues would increase to in excess of $233,000,000.

8.        PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The following unaudited proforma consolidated balance sheet contains certain proforma adjustments to reflect the acquisition of Service News Company of Wilmington and Triangle News Company, Inc. as if they had occurred on October 2, 1994.

                                                     UNIMAG
                                                    COMBINED
                                                    PRO FORMA
                                                  ------------
                   FOR THE NINE MONTHS
                     ENDED JUNE 29, 1996:

                   Net sales                        42,506,177
                   Income (loss)
                     from operations                  (831,310)
                   Net income (loss)                (1,074,135)
                   Earnings per share                   ($0.04)

                   FOR THE NINE MONTHS
                     ENDED JULY 1, 1995:

                   Net sales                        41,960,277
                   Income from operations             (459,166)
                   Net income (loss)                 1,778,289
                   Earnings per share                    $0.08

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         A. RESULTS OF OPERATIONS OF UNIMAG FOR THE THREE MONTHS ENDED JUNE 29,
                                  1996 AND JULY 1, 1995

                During the three months ended March 30, 1996, the Company completed acquisitions of Wilmington and Pittsburgh distributorships. These two new subsidiaries accounted for $7,723,000 of the sales increase in the third quarter ended June 29, 1996 versus the prior year's quarter, while Yankee increased sales by $499,000, or 8%, due to new chain business. The gross profit increase included approximately $1,726,000 from the two new subsidiaries plus $118,000 from the Reader's Choice subsidiary, while Yankee gross profit was down $85,000 from the corresponding prior year quarter.

                The decline in the gross profit and net income of Yankee was primarily due to the absorption by Yankee of approximately $400,000 in product returns from new customers acquired during the quarter. Although Yankee did not sell this inventory to the acquired customers, it had to give these customers full wholesale sales credit while receiving only wholesale cost credits from publishers. This reduced revenues for the quarter by approximately $400,000 and reduced net income for the quarter by approximately $100,000.

         The $2,205,000 increase in selling, general, and administrative expenses included $2,054,000 from the two new subsidiaries, $96,000 from Reader's Choice, and a $72,000 increase in Yankee.

         During the quarter ended July 1, 1995, approximately 97% of the revenue was derived from Yankee. During that same quarter, UNIMAG recognized $37,000 in income from its management agreement with Wilmington, amortized the option by $74,000, and accreted $119,000 in interest for the future put agreements.

         The quarter ended June 29, 1996 included accreted put interest in connection with Wilmington in the amount of $131,275.

         The quarter ended June 29, 1996 produced a loss of $401,121 versus a loss of $197,567 in the corresponding quarter ended July 1, 1995. The June 29, 1996 loss included non-cash charges of approximately $721,000 for depreciation, amortization, accreted put interest, and management fees. Pittsburgh and Wilmington accounted for approximately $381,000 of the non-cash charges.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         B.  RESULTS OF OPERATIONS OF UNIMAG FOR THE NINE MONTHS ENDED JUNE 29,
                                    1996 AND JULY 1, 1995

         During the nine months ended June 29, 1996, the Company reported six months of operations for Wilmington and Pittsburgh in the consolidated results. The consolidated results also included nine months of Reader's Choice, Yankee, and the Parent company and three months of Wilmington ended December 30, 1995 under the equity method. The corresponding nine months ended July 1, 1995 included only Yankee, the Parent Company, discontinued operations and three months of Wilmington ended July 1, 1995 under the equity method. See Note 8 to the Financial Statements.

         The six months combined results of Wilmington and Pittsburgh included revenues of $15,260,000, a gross margin of $3,411,000, and a net loss of $375,000.

         In addition to the changes in the financial statements reported above as a result of the Wilmington and Pittsburgh acquisitions during the quarter ended March 30, 1996, the comparative results for the nine months ended June 29, 1996 versus the corresponding nine months ended July 1, 1995 included other significant transactions.

         The first quarter of fiscal 1995 included a settlement of a lawsuit with Prudential. As part of that settlement UNIMAG received $3,000,000 less related professional fees of $648,000.

         The loss from investment for the quarters ended July 1, 1995 and December 30, 1995 is for the investment in Wilmington described in Note
         5. Other expenses for the nine months ended June 29, 1996 includes $393,825 of interest accreted on the Wilmington put agreements.

         Reader's Choice was acquired on April 5, 1995. For the nine months ended June 29, 1996 Reader's Choice had revenues of $267,000 and a profit of $19,000.

         For the nine months ended June 29, 1996 compared with the nine months ended July 1, 1995, Yankee revenue was up 3% and gross profit was down by $3,000. Net income decreased by $84,000 to $216,000 with the difference due primarily to the loss of gross margin on excess returns for new customers as described in the discussion and analysis of the results of operations for the three months ended June 29, 1996.

C.       Liquidity, Capital Resources and Factors Affecting Future Performance


         The Company's working capital (deficit) is as follows:
         June 29, 1996 (9 months)                        $(5,836,000)
         March 30, 1996 (6 months)                        (5,134,000)
         September 30, 1995 (fiscal year)                    560,000
         October 1, 1994 (fiscal year)                    (1,371,000)


         The decline in working capital position of $702,000 during the quarter ended June 29, 1996 is due primarily to operating losses and the payment of up-front fees to secure three year contracts with customers. The payments are being amortized over three years, and the long-term portion of the prepaid fees increased by approximately $375,000. During the quarter non-cash charges exceeded the operating loss by approximately $320,000. Capital expenditures of $209,000 and long-term debt reductions of $171,000 used $380,000 of working capital.

         The working capital position declined by $5,866,000 during the quarter ended March 30, 1996, primarily as a result of the acquisition of Pittsburgh and Wilmington where current liabilities exceeded current assets.

         The Company anticipates improvements in working capital and cash flow in the remainder of 1996 from operations in Yankee, Pittsburgh, and Wilmington, from additional management fees paid by stock, and by continued depreciation, amortization, and accretion of long-term interest, net of planned capital expenditures and reductions in long-term debt.

         The Company anticipates that these operations will generate adequate cash flow to finance the remainder of the 1996 business plan. In addition, the Company is completing several acquisitions of similar magazine distributorships during 1996. In connection with these acquisitions, the Company is negotiating for funds for these acquisitions and for additional working capital.

         The future performance of wholesale distribution operations of the Company may be impaired by changes currently occurring in the industry. Historically, a magazine distributor serviced all accounts within a fixed geographic territory with minimal competition. Recently, several large retail chains have consolidated magazine purchases from a reduced number of wholesalers, creating opportunities for increased business as well as risks for a loss of business. In addition, this consolidation can result in reduced gross profit margins as a percent of sales due to increased discounting and advance payment of fees; however, these can be offset by increased revenue and gross profit. Although the Company believes it is strategically positioned to take advantage of market conditions, the future outcome of these changes is uncertain at this point in time.

D.       Inflation

         The impact of inflation on wholesale and retail operations is difficult to measure. The Company cannot easily pass magazine costs on to customers, so it must control inflation at the point of purchase. The Company is engaged in activities to control these costs. As a result, the Company believes that the effect of inflation on the results of operations and financial condition has been minor and is expected to remain so in the future.

E.       Seasonality

         The sale of magazines and newspapers is subject to minimal seasonality, except for small increases during the summer months. Books achieve their highest level of sales during the first fiscal quarter.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  LEGAL PROCEEDINGS

         Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended March 30, 1996.

         On May 30, 1996, the Company's Motion for Summary Judgment was granted in an action in the Franklin County Common Pleas Court in a matter brought by a shareholder of Team Logos Corporation with respect to certain agreements he had with that corporation

Item 2.  CHANGE IN SECURITIES:

         None

Item 3.  DEFAULT UPON SENIOR SECURITIES:

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

Item 5.  OTHER INFORMATION:

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         On August 8, 1996 UNIMAG filed a Form 8-K in connection with the stock transfer agreements and asset transfer agreements described in Note 7.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNITED MAGAZINE COMPANY

                                    Registrant



                              /s/ Ronald E. Scherer
                             -------------------------------
                             Ronald E. Scherer
                             President and Chief Executive Officer



                             /s/ Thomas L. Gerlacher
                             -------------------------------
                             Thomas L. Gerlacher
                             Chief Financial Officer