Form 10KSB40
period 1996-09-28
UNITED MAGAZINE CO
filed 1997-02-21
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  For the fiscal year ended September 28, 1996

                                       or

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------
                         Commission File Number: 0-2675

                             UNITED MAGAZINE COMPANY
                               An Ohio Corporation
                            I.R.S. Number: 31-0681050

                                 5131 Post Road
                               Dublin, Ohio 43017
                  Registrant's Telephone Number: (614) 792-0777

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, Without Par Value
                         -------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                            Yes:  X    No:
                                ----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1997, was $19,220,166. There is no active trading market in the Registrant's shares, and this value is based upon an agreed upon valuation for the Registrant's shares in a recent acquisition agreement.

         The Registrant's revenues for the fiscal year ended September 28, 1996 are $80,232,472.

         The Registrant's number of common shares, without par value, outstanding as of February 1, 1997 was 26,760,334. After adjustment for the anticipated one for ten reverse split to be effective after the 1997 Annual Meeting of Shareholders, the adjusted number of common shares is 2,676,034.

                       Documents Incorporated By Reference
                       -----------------------------------

         Portions of the Registrant's Preliminary Proxy Statement dated February 1997 for the 1997 Annual Meeting of Shareholders are filed as Exhibit 99 to this Form 10K-SB.

                             UNITED MAGAZINE COMPANY

                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1996
                                      INDEX

                                                                    PAGE NUMBER
                                                                    -----------
PART I.
-------

ITEM 1.  - BUSINESS                                                         1

ITEM 2.  - PROPERTIES                                                       5

ITEM 3.  - LEGAL PROCEEDINGS                                                5

ITEM 4.  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              5

PART II.
--------

ITEM 5.  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                6
           STOCKHOLDER MATTERS

ITEM 6.  - SELECTED FINANCIAL DATA                                          7

ITEM 7.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          8
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     17

ITEM 9.  - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL                       44
           DISCLOSURE

PART III.
---------

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              45

ITEM 11. - EXECUTIVE COMPENSATION                                          45

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                        45
           OWNERS AND MANAGEMENT

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  49

PART IV.
--------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                    50
           REPORTS ON FORM 8-K

SIGNATURES                                                                 54

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the year ended September 28, 1996 were conducted through its consolidated subsidiaries and also include the partial-year impact of the five business combinations in the fourth quarter of 1996 more fully discussed below. The operations for the year ended September 28, 1996 were conducted through its consolidated subsidiaries as follows:
Service News Company of Connecticut, doing business as Yankee News Company (Yankee) was owned for 12 months. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for three months and was owned for nine months. Triangle News Company, Inc., a Pennsylvania corporation, (Triangle) was owned for nine months. Reader's Choice
(RC) was owned for nine months and sold in July of 1996.

Service News Company of Connecticut, (Yankee), is engaged in wholesale magazine, newspaper and book distribution and owns and operates four newsstands and one bookstore.

Service News Company of Wilmington, North Carolina (Wilmington) is engaged in wholesale magazine and book distribution.

Triangle News Company, Inc., (Triangle) is engaged in wholesale magazine, newspaper and book distribution.

Reader's Choice (RC) was engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers.

United Magazine Company also is effecting business combinations with Michiana News Service, Inc., a Michigan corporation ("Michiana"), The Stoll Companies, an Ohio corporation ("Stoll"), and The George R. Klein News Co., Central News Co., and Newspaper Sales, Inc., all Ohio corporations (collectively, "The Klein Companies" or "Klein") , all independent magazine, book, and newspaper ("periodical") distributors.

The Company is also effecting business combinations with a number of companies affiliated with Ronald E. Scherer ("Ronald E. Scherer"), the Company's chairman, also engaged in wholesale periodical distribution (the "Scherer Affiliates"):
Ohio Periodical Distributors, Inc., an Ohio corporation ("OPD"), Northern News Company, a Michigan corporation ("Northern"), Wholesalers Leasing, Corp., a Delaware corporation ("Wholesalers"), Scherer Companies, a Delaware corporation ("Scherer Companies") and, pursuant to the agreement with Northern to acquire all of the stock of MacGregor News Services, Inc., a Michigan corporation ("MacGregor"). The Company also is acquiring the stock of Read-Mor Bookstores, Inc. (Read-Mor), a company managed by Scherer Companies. Read-Mor owns six retail locations and is an insignificant acquisition.

Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates are collectively known as the "Acquisition Parties". The Acquisition Parties in combination with the other entities of UNIMAG are collectively known as the "Combined Company".

Effective July 29, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Northern, pursuant to which the Company is to acquire such of the assets of that company as are related to the wholesale distribution of periodicals (and, pursuant to the agreement with Northern, to acquire all of the stock of MacGregor held by Northern) in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.. Effective July 30, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Michiana and the shareholders of Michiana (the "Michiana Shareholders"), pursuant to which all of the Michiana Shareholders will contribute their shares of stock of Michiana to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 31, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Stoll and the shareholders of Stoll (the "Stoll Shareholders"), pursuant to which all of the Stoll Shareholders will contribute their shares of stock of Stoll to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 1, 1996, the Company entered into an Asset Transfer and Exchange Agreement with OPD, subsequently modified to a Stock Transfer and Exchange Agreement, pursuant to which all of the OPD Shareholders will contribute their shares of stock of OPD to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Wholesalers, pursuant to which the Company is to acquire substantially all of the assets and assume substantially all of the liabilities of that company that are related to the wholesale distribution of periodicals in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Scherer Companies and the shareholders of Scherer Companies (the "Scherer Shareholders"), pursuant to which the Scherer Shareholders will contribute their shares of stock of Scherer Companies to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective September 14, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Klein and the sole shareholder of Klein (the "Klein Shareholder"), pursuant to which the Klein Shareholder will contribute his shares of stock of Klein to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.

Each of these transactions has been or is expected to be closed into escrow pending a favorable vote of the shareholders of the Company on each of these transactions. If the shareholders vote in favor of the acquisitions at the Annual Meeting of Shareholders, then closing documents will be released from escrow and the transactions will be consummated. Ronald E. Scherer, chairman of the Company, OPD, which is controlled by Ronald E. Scherer, and R. David Thomas, another significant shareholder of the Company, have each agreed to vote their shares in favor of the transactions with Stoll, Michiana, Klein and the Scherer Affiliates. Together these shareholders are entitled to vote more than 50% of the stock of the Company. Since approval of the transactions is assured and UNIMAG had effective control over the operations of the companies, the Acquisition Parties have been included in the consolidated financial statements of UNIMAG as discussed in the footnotes to the financial statements.

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

1. BUSINESS OF SERVICE NEWS COMPANY OF CONNECTICUT (YANKEE)

UNIMAG's wholly-owned subsidiary, Service News Company of Connecticut (Yankee) acquired the operating net assets of Yankee from MDI, L.P. on May 24, 1993. Yankee is headquartered in a 34,000 square foot facility leased for approximately $96,000 per year, located in Waterbury, Connecticut. From this facility Yankee distributes magazines, books, newspapers and various sundry items to retailers who sell to customers in the Connecticut market. Yankee also operates four retail "Newsrack" outlets which sell magazines, newspapers, and related products and operates one retail bookstore. During fiscal 1995 Yankee generated approximately 99% of UNIMAG's net sales, and during fiscal 1996 Yankee generated approximately 33% of net sales during twelve months of operations.

2. BUSINESS OF SERVICE NEWS COMPANY OF WILMINGTON

Service News Company of Wilmington (Wilmington), acquired on January 13, 1996, is headquartered in a 20,000 square foot facility located in Wilmington, North Carolina. From this location, Wilmington distributes magazines, books and various sundry items to retailers who sell to customers primarily in eastern North Carolina. During fiscal 1996 Wilmington generated approximately 7% of UNIMAG's net sales during nine months of operations.

3. BUSINESS OF TRIANGLE NEWS COMPANY, INC.

Triangle News Company, Inc. (Triangle), acquired on January 23, 1996, is headquartered in a 62,400 square foot facility located in Pittsburgh, Pennsylvania. From this location, Triangle distributes magazines, newspapers, books and various sundry items to retailers who sell to customers in western Pennsylvania, West Virginia, and eastern Ohio. During fiscal 1996 Triangle generated approximately 22% of UNIMAG's net sales during nine months of operations.

4. BUSINESS OF MICHIANA, STOLL, KLEIN, READ-MOR AND SCHERER AFFILIATES

The business of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is the wholesale distribution of magazines, books, newspapers and various sundry items and the operation of related retail locations throughout the Midwest and predominately in Ohio, Michigan, and Indiana. This business is described in greater detail in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders. During fiscal 1996 these companies generated approximately 37% of UNIMAG's net sales during the periods of their ownership.

5. BUSINESS OF READER'S CHOICE, INC. (RC)

Reader's Choice, Inc. (RC), established in October, 1984, was acquired on April 11, 1995 and sold during July of 1996 . RC was engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which were paid by publishers to retailers. For these management services RC received a percentage of the allowances collected on behalf of the retailers. The operations of RC were not significant, and the sale did not have a material effect on the Company.

6. BUSINESS OF SPORTSTUFF MARKETING, INC.

Sportstuff Marketing, Inc., established in March, 1993, was engaged in the wholesale distribution of sports apparel merchandise and services, primarily to major grocery and pharmaceutical chains. In March, 1995, SSM ceased all wholesaling of sports apparel merchandise. SSM is currently inactive.

7. BUSINESS OF TEAM LOGOS SPORTSTUFF, INC. AND UNIMAG I

Team Logos Sportstuff, Inc. (TLSI) and its subsidiary UNIMAG I, both established in July, 1992, were engaged in the business of owning and franchising retail sports apparel stores throughout the country. During the fiscal year ended October 2, 1993 TLSI closed all remaining retail locations, and UNIMAG I deactivated its franchising operations. The closing of the TLSI-owned retail stores resulted in TLSI owing vendors approximately $1,400,000 in trade payables. Since that time, TLSI has reached settlement terms with most vendors and is currently inactive except for the winding down of final business activities.

8. ADDITIONAL INFORMATION

Additional information is incorporated by reference from the sections entitled "The Company and the Combined Company -- Business, Combined Revenues, Employees, Products, Suppliers and Pricing, Distribution Systems, Marketing and Sales, the SMARTS System, Customers and Competition" contained in the Company's Preliminary Proxy Statement filed in February 1997 for its 1997 Annual Meeting of Shareholders which is filed as Exhibit 99 to this Form 10-KSB.

ITEM 2.  PROPERTIES
-------------------

Additional information on the Company's properties is incorporated by reference from the section entitled "The Company and the Combined Company -- Facilities" contained in the Company's Preliminary Proxy Statement filed in February 1997 for its 1997 Annual Meeting of Shareholders which is filed as Exhibit 99 to this Form 10-KSB.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

See Note 13 of the United Magazine Company consolidated financial statements as of September 28, 1996 included in Item 8 of this report which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year covered by this report.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS
----------------------------------------------------------

A.  PRICE RANGE OF COMMON SHARES OF UNIMAG

The common shares of UNIMAG were previously traded in a very limited local over-the-counter market. However, there is currently no established public trading market for this class of common equity, which is the only class of equity securities of the Company. During the fiscal year 1996 the Company had transactions at the following prices, all at values before the anticipated one for ten reverse split to be effective after the 1997 Annual Meeting of Shareholders. The 100,000 shares issued in connection with the Pittsburgh (Triangle) transaction in January of 1996 were valued for accounting purposes at $.91 per share. All of the shares to be issued in connection with the acquisition of Michiana, Stoll, Scherer Affiliates and Klein were valued in the acquisition agreements at $1.50 per share. This value was determined through the fairness opinion issued by Bank of Boston. The shares to be issued to MDI, L. P. under terms of the Company's agreement were valued in the agreement at $1.00 per share through June 28, 1996 and were valued at $1.50 per share after June 28, 1996. The foregoing should not be taken as an indication of the value of the shares or the price at which the Company's shares may be purchased or sold should a trading market develop or should a holder desire to sell shares through other means

B.  SHAREHOLDERS

As of February 1, 1997, UNIMAG had 2,887 shareholders of record.

C.  DIVIDENDS

There were no dividends declared or paid by UNIMAG during fiscal years 1996 or 1995. The Company does not anticipate declaring or paying a dividend in the foreseeable future, and it expects to use future available funds for the growth and development of the business.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following selected historical financial data of UNIMAG should be read in conjunction with UNIMAG's consolidated financial statements and notes thereto (see Item 8). All per share data reflects the anticipated one for ten reverse split effective at the Annual Meeting of Shareholders.

                                                                 UNIMAG Fiscal Year Ended
                                        ----------------------------------------------------------------------------

(in 000's except gain (loss) per
share)                                     1996 (1)       1995 (2)         1994 (3)       1993 (4)         1992 (5)
--------------------------------------- ------------ -------------- ---------------- -------------- ----------------
Consolidated income statement data:
  Net sales                                $ 80,232        $24,562          $24,687        $10,857          $ 2,315
  Income(loss)from
    continuing operations
    before taxes and extra-
    ordinary items                         $ (6,388)       $ 1,864          $  (892)       $(6,511)         $(3,678)
  Weighted average
    shares outstanding                        3,226          2,390            2,151          2,064            1,738
  Net income (loss) per
    share from continuing
    operations before extra-
    ordinary items                         $  (1.98)       $   .78          $  (.41)       $ (3.15)         $ (2.12)
Consolidated balance sheet data:
  Total assets                             $251,371        $12,334          $ 8,502        $ 9,753          $10,436
  Long-term debt obligations               $ 64,401        $   138          $   688        $   400          $ 1,211
Stockholder's Equity per share
including putable shares                   $   9.33        $  2.25          $   .02        $   .19          $  3.17

(1) Includes Yankee for a full year, Readers Choice from September 29, 1995 through June 30, 1996, UNIMAG's investment in Wilmington from September 29, 1995 through December 30, 1995, Wilmington's operations from December 31, 1995 through September 28, 1996, Pittsburgh's operations from December 31, 1995 through September 28, 1996, the operations of Michiana, Stoll, Read-Mor and Scherer Affiliates from July 28, 1996 through September 28, 1996 and Klein operations from September 14, 1996 through September 28, 1996.

(2) Includes Reader's Choice, Inc. from April 11, 1995 through September 30, 1995, UNIMAG's investment in Wilmington from April 5, 1995 through September 30, 1995, and other subsidiaries for a full year.

(3) Includes all then-existing subsidiaries for a full year.

(4) Includes TLSI for a full year; SNC doing business as Yankee News Company from May 24, 1993 to October 2, 1993; SSM from March, 1993 to October 2, 1993; CRI through March 12, 1993; and SNC's investment in MDI L.P.
through May 24, 1993.

(5) Includes a full-year of CRI and SNC's Investment in MDI L.P. and two months of TLSI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS OF UNIMAG FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND
                               SEPTEMBER 30, 1995

--------------------------------------------------------------------------------

INTRODUCTION

The Company, through its subsidiaries, currently operates wholesale periodical distribution operations primarily in central Connecticut, eastern North Carolina, and western Pennsylvania. Additionally, through the recent acquisitions, the Company has added to its current operations the wholesale periodical distribution operations of Stoll, which distributes primarily in central Indiana, northwestern Ohio and southern Michigan, the wholesale periodical distribution operations of Michiana, which distributes primarily in southern Michigan, northern Indiana and western Ohio, the wholesale periodical distribution operations of Klein, which distributes primarily in northern Ohio, and the wholesale periodical distribution operations of OPD, MacGregor, Northern, Wholesalers and Scherer Companies, which distribute in central and southern Ohio and northern Michigan. The Company also acquired and operates retail bookstores in connection with these operations.

Following the proposed transactions, the Combined Company will emerge as the dominant wholesale periodical distribution company in Ohio, Indiana, Michigan and western Pennsylvania, with an estimated market share for that region of greater than 50%. This market dominance is expected to strengthen the Acquisition Parties' existing relationships with customers and suppliers and to enable the Combined Company to successfully compete with other regional wholesalers for major retail accounts.

BACKGROUND

The periodical wholesale distribution industry has undergone significant consolidation during the past year. Prior to this period of consolidation, wholesale periodical distributors historically operated in defined geographic territories without much competition from other wholesalers due to the difficulty and cost of distributing in another wholesaler's territory. Within the past year, large retailers have begun to consolidate vendor relationships with larger suppliers so that the retailers are acquiring periodicals from one or a few wholesalers for all of their retail locations rather than from separate wholesalers in each geographic area where a retail location is based. As a result, the industry has rapidly evolved from a supplier based push distribution system to a consumer based pull allocation system. This has resulted in a smaller number of wholesalers distributing within many geographic locations and in more direct competition for retail business. As a result, a number of small wholesalers have been unable to remain in business. Gross margins have decreased as more price competition has occurred, and a number of wholesalers are affiliating or otherwise consolidating their operations to reduce duplicative operating expenses to compete effectively for large retail accounts while providing additional value-added services to the retailers.

The wholesale periodical distribution industry is poised for additional significant consolidation over the next few years. Management believes that the consolidation of the Company and the Acquisition Parties will significantly reduce both fixed and variable costs once the consolidation of operations is complete. It is anticipated that these cost reductions will act to offset decreasing margins and greater pricing pressures and will increase the ability of the enterprises comprising the Combined Company to compete more effectively.

Although there are currently approximately 60 wholesalers who are marketing periodicals in the United States, management believes that, within five years, the wholesale periodical distribution industry may be dominated by fewer than ten companies across the United States as smaller, local wholesalers continue consolidating with larger and financially stronger regional wholesalers. As a result of these continued consolidation trends, management believes that some additional acquisition opportunities will become available over the next 12 to 24 months. Management believes that the anticipated size of the Combined Company will permit it to take advantage of these acquisition opportunities better than the Company alone would otherwise be able to accomplish.

INDUSTRY OVERVIEW

The $4 billion wholesale periodical distribution industry in North America is comprised of approximately 60 regional and local wholesalers operating out of approximately 300 distribution locations. Management believes that these 60 wholesalers account for approximately 97.5% of all magazines purchased by consumers in retail outlets such as newsstands, drug stores, convenience stores, discount variety stores and grocery stores. The wholesale periodical distribution industry is highly fragmented and regionalized. However, there has been significant consolidation activity driven by major retailers' desire to consolidate their vendor relationships and by the desire of many local wholesalers to take advantage of the favorable economics available to larger regional wholesale organizations by consolidating with neighboring wholesalers.

It is estimated that the five largest wholesaler groups in the country account for approximately 60% of magazine sales and the ten largest account for approximately 80%. In addition to these ten large wholesalers, there are approximately 50 small and mid-size independent wholesalers making up the balance of the markets served in the United States.

Based upon industry information, management of the Company believes that the wholesale periodical distribution industry has grown approximately five percent (5%) per year for the last several years. Management believes that the continued growth of the industry depends upon the following factors:

1. The magazine publisher's ability to continue to provide newsworthy or entertaining publications to consumers;

2. The publishers' and wholesalers' ability to maintain a profit structure appealing to the retailers;

3. Improvement in the efficiency and accuracy of product allocation to capitalize on the impulse nature of the purchase decision and to optimize sales; and

INDUSTRY TRENDS

Historically, the wholesale periodical distribution industry has not been characterized by significant competition. Because publishers and retailers have recognized the favorable economics of local distribution, they have supported the exclusive territories that have evolved over time, minimizing competition from neighboring local or regional wholesalers. Recently, however, these barriers have begun to break down leading to a more competitive environment as a result of the following trends:

- Vendor Consolidation Efforts of Large Retailers. Many national retailers such as Wal-Mart have begun consolidating the number of suppliers from which they purchase in an effort to streamline their purchasing process. This change in purchasing behavior has been driven, among other reasons, by the retailers' demands for chain-wide or divisional billing to minimize their administrative costs, by standardization of improved service levels, and by an opportunity to improve profitability. This trend has begun to eliminate the traditional regional barriers that have existed in the industry for decades and has shifted the emphasis of the wholesaler/retailer relationship from the local level to the corporate or regional level. Although a regional wholesaler can, in the short run, increase sales by establishing a relationship with a large retailer, it becomes more difficult for that wholesaler to service far reaching locations of the large retailers in a profitable manner. Consequently, the regional wholesaler must unite with the local or other regional wholesalers serving those far reaching territories either through joint ventures or consolidations in order to optimize delivery efficiency and long term profitability.

- Industry Consolidation. The industry recently has undergone considerable consolidation for several reasons. Because they must operate under the constraints of a price ceiling established by the publishers, successful wholesalers have concentrated on cost cutting measures in order to remain competitive. Through mergers and consolidations with competitors in neighboring regions, local wholesalers have been able to achieve significant cost savings and economies of scale in their distribution operations by consolidating distribution plants and eliminating redundant overhead.

- Marketing Initiatives with Retailers. As "direct store delivery" vendors, periodical wholesalers are responsible for determining the most effective way to market their products in a particular retail location. Wholesalers' merchandising decisions typically rely upon information derived from knowledge of buying habits of consumers, distribution and return records by title and issue of each magazine, and other related information for each retail location. This historical information is kept in a database known as "Order & Regulation Records" which is owned and maintained by the wholesaler. It enables the wholesaler to electronically monitor and evaluate the historic distribution information for greater efficiency and profit.

- Technology Initiatives with Retailers. In addition to maintaining Order & Regulation Records, the most successful wholesalers, including the Company, have used other tools to work with retailers to increase sales and profitability of periodicals. These include "Electronic Data Interchange" and "Efficient Consumer Response". Electronic Data Interchange uses bar codes and UPC codes in conjunction with sophisticated scanning systems to track the movement of periodicals between the wholesaler and retailer as well as control the billing process throughout the distribution chain. Efficient Consumer Response is a real time analysis tool that assists the wholesaler in tracking the retailers' periodical sales within a given month. It enables the wholesaler to manage the allocation of products within a given month and replenish or re-deploy in store inventory where needed.

- Process Automation. The periodical distribution process involves a significant amount of labor for activities such as sorting, scanning, loading and unloading trucks and shredding returned periodicals. Consistent with such a business model, labor costs represent one of the largest operating expenses of most wholesalers. In an effort to reduce overhead expenses, wholesalers have increasingly sought to automate the handling of the magazines they distribute through the acquisition and development of more sophisticated and integrated machinery and equipment.

- Department of Justice. There has been an investigation of the magazine distribution industry by the Antitrust Division of the U.S. Department of Justice. The investigation originated in the Northwest Office of the U. S. Department of Justice in Cleveland, Ohio. The complete nature, target, and focus of the investigation is unclear. To the knowledge of management, none of the Acquisition Parties has been identified as a target of the investigation. Each of the wholesaler Acquisition Parties has provided documents, and some of them have provided deposition testimony. The current status of the investigation is not known.

FINANCING ARRANGEMENTS

Each of the Exchange Agreements contemplates that stock or assets of the various Acquisition Parties will be contributed to the Company in exchange for Common Stock of the Company, valued at $1.50 per share (pre-split), and for Senior and Subordinated Debentures. The Company has entered into a Debenture Agreement (the "Debenture Agreement") with the Stoll Shareholders, the Michiana Shareholders, the Klein Shareholder, the OPD Shareholders, the Scherer Shareholders and the Scherer Affiliates pursuant to which the Debentures are being issued. In addition, the Company anticipates issuing a $4,500,000 Subordinated Debenture and a cash payment of $500,000 in exchange for a $5,000,000 note owned by OPD to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director nominee. In connection with this transaction the Company anticipates the purchase of an additional $500,000 of common stock by R. David Thomas. The Company also intends to issue $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement will begin to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1, commencing on the date of final closing of a particular acquisition. Principal on the Senior Debentures will be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1997.

The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004", mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement will begin to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1, commencing on the date of final closing of a particular acquisition. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999.

The Debenture Agreement pursuant to which the Senior and Subordinated Debentures are being issued to the Acquisition Parties requires the Company to use its best efforts to refinance the Senior Debentures, which are expected to aggregate approximately $39,920,000. In connection with such refinancing, the Company has engaged Bank of Boston as financial advisor to the Company's Board of Directors. Bank of Boston has been requested to provide fee based services in connection with the development of a financing restructuring for the transactions and with the related placement of debt and/or equity securities. The Company has had discussions with several different entities, introduced to the Company by Bank of Boston, interested in providing such financing. The Company has received a signed letter of intent from Bain Capital, Inc. to provide such financing, subject to certain terms and conditions and subject to due diligence; however, the Company has not received a final financing commitment nor reached a final agreement regarding such financing.

The Company also plans to restructure existing Company and Acquisition Parties bank and third party debt and to consolidate banking relationships. The Company further plans to expand bank lines of credit to support working capital and other requirements of the Combined Companies. The Company has had discussions with several different entities interested in providing such financing to the Combined Companies. At present, the Company has not entered into any new debt and/or equity placements through the Bank of Boston or through any other financial adviser in connection with the transactions.

REVIEW OF OPERATIONS

The results of operations for 1996 are not indicative of results from prior years, nor are the results for 1996 indicative of the future. 1996 was a unique transition year which featured industry wide consolidations, declines in gross margin as a percent of revenue, and increases in payroll costs related to increased levels of service. In addition, UNIMAG had only one operating entity, Yankee, reporting for the entire 12 months of fiscal 1996. In addition, UNIMAG reported operations for nine months for Wilmington, Pittsburgh and Readers Choice, two months for Michiana, Stoll, Read-Mor and Scherer Affiliates, and two weeks for Klein.

The revenue for the Combined Company for the various periods of operations reported for each of the entities in 1996 was $80,232,472, an increase of 227% over 1995 revenue. This increase is primarily attributable to the inclusion of revenues from the acquisition parties' companies during 1996 for the periods included in the preceding paragraph.

In markets serviced by the Combined Company, the business of certain large retail chains such as WalMart and K Mart was lost early in calendar 1996. However, the Company obtained increases in new business from chains previously serviced by other wholesalers not part of the Combined Company. Other increases in new business came from the increased use of high impact marketing programs in large retail customer locations. On a pro forma basis the revenues of UNIMAG increased by 1.4% from 1995 to 1996.

The most significant development during 1996 was the reduction in revenue from existing chain customers where new discounts, rebates and amortization of signing bonuses caused a reduction in revenue without a corresponding reduction in the related cost of the products for equivalent numbers of magazines sold. As a result the Company realized less revenue per comparable magazine sold in 1996 versus 1995.

As a result of these reductions in revenue, the gross margin, as a percentage of revenue, declined from 27.0 % in 1995 to 24.9% in 1996. This trend was not unique to UNIMAG, as it was representative of changes throughout the entire industry in 1996. The 2.1% decline in gross margin was attributable almost totally to the discounting and rebating changes during 1996. The cost of product to UNIMAG, as a percentage of the retail price to the customer, remained relatively constant.

Selling, general and administrative expenses, as a percent of revenue, increased by 1.5% to 27.7% in 1996 versus 26.2% in 1995. Included in this increase was administrative cost increases in 1996 over 1995 of $1,049,000 for professional fees. Payroll expenses, the largest operating expense component, increased in 1996 over 1995 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. The reduction in revenue from discounts, rebates and amortization during 1996 reduced the comparative revenue base. Without this reduction in revenue, the selling, general and administrative percent would have been 26.9% instead of the 27.7% amount.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and to the amortization of goodwill relating to the several business combinations in 1996. The acquisition of Triangle, Wilmington, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of $153,935,000. This goodwill is being amortized over 40 years.

All of these changes resulted in an increase in the net loss from operations to 6.1% of revenue in 1996 compared to 3.4% in 1995.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. This increased interest expense for 1996 by approximately $664,000. In addition, the Company incurred a noncash interest charge of $525,000 for the accretion of shares subject to put agreements.

Because of the loss for the year and because of loss carryforwards, UNIMAG had no federal income tax expense for 1996. The Company has a net operating loss
(NOL) of approximately $47,000,000 at September 28, 1996; however, the Company has not recognized any benefits from that NOL through 1996.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares to be issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. In addition, the calculation of earnings per share reflects the one for ten reverse split to be submitted to the Shareholders for approval at the 1997 Annual Meeting of Shareholders. The effects of the one for ten reverse stock split have been included as two shareholders holding more than 50% of the shares of Common Stock of the Company have agreed to vote in favor of the split.

LIQUIDITY

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA for 1996 was $(2,277,000) versus $2,741,000 for 1995. The 1996 EBITDA was impacted negatively by the gross margin and payroll pressures during the period of ownership, and the Company delayed the implementation of expected consolidation synergies with the acquisition companies during the initial periods of ownership until final consolidation plans could be made. The 1995 EBITDA was increased by $3,017,000 for non recurring favorable lawsuit settlements and for other favorable debt settlements related to a now inactive subsidiary.

The Company anticipates improvements in EBITDA in fiscal 1997 versus 1996 due to reductions in selling, general and administrative expenses through consolidation synergies.

The acquisition transactions of the Company since June 30, 1996 have added $142 million of goodwill to the Company's assets and $58.5 million of Senior and Subordinated Debentures to the Company's liabilities. On an annual basis the Company anticipates future amortization of approximately $3,550,000 for this goodwill and initial annual interest of approximately $5,050,000 related to these transactions.

CASH FLOWS - OPERATING ACTIVITIES

During 1996 the Company experienced a decline in net cash provided from operations of $(3,402,000) from $2,084,000 in 1995 to a deficit of $(1,318,000)
in 1996. The 1996 deficit is due primarily to the net loss of $6,388,000 for 1996; however, the Company also paid $2,002,000 to retailers in net long term prepaid signing bonuses to be amortized over the lives of the contracts.
Both accounts receivable and accounts payable increased by approximately $2,000,000. Other significant increases in cash flow from operations included depreciation and amortization of $2,513,000 and an increase in accrued liabilities, primarily related to payroll and professional fees, of $3,034,000. During 1995 the cash provided from operations was attributable primarily to the Prudential settlement. As discussed above, the Company is seeking financing to address its working capital deficiencies.

CASH FLOWS - INVESTING ACTIVITIES

The Company spent $1,066,000 in 1996 for capital expenditures, primarily for vehicles and retail display fixtures. The acquisition transactions did not require the spending of any significant amounts for additional capital expenditures since the acquired companies had adequate investments in capital assets. During 1995 the Company spent $153,000 for capital expenditures, purchased Readers Choice, Inc. for $495,000 and loaned Wilmington $500,000 in connection with a purchase option.

CASH FLOWS - FINANCING ACTIVITIES

During 1996 the Company borrowed $4,352,000 under debt obligations. The Company made payments of $1,724,000 under debt obligations for a net cash provided of $2,628,000. During 1995 the Company issued common stock subject to put agreements for $482,000, borrowed $125,000 and repaid $1,393,000 of debt obligations.

CAPITAL RESOURCES

Through its acquisitions the Company has banking relationships with several banks; however, the Company is seeking to consolidate its borrowing and increase its borrowing capacity with one or more large financial institutions following the Annual Meeting of Shareholders. See the discussions of "Financing Arrangements" and "Liquidity" above.

CAPITAL REQUIREMENTS

During 1997, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional capital expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs with one year.

OPERATIONAL MEASURES

The receivables of the Company and its Acquisition Parties increased during 1996 due to an increase in payment time periods by certain large retailers. This increase in receivables caused a corresponding increase in trade payables. The Company is engaged in collection efforts to reduce the number of days outstanding of receivables. In addition, through the Company's SMARTS system and related inventory management and purchasing consolidation efforts, the Company anticipates reducing the amount of inventory and the related vendor payables for a given level of revenue.

OPERATING SYNERGIES

The acquisition transactions will enable the Combined Company to successfully leverage its investment in its sophisticated and proprietary SMARTS System (which stands for Sales Magazine Analysis React Transmit System), acquired from the Scherer Affiliates, for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, and this offsets the cost of higher levels of service and the use of improved technology. Management believes that, as the Combined Company continues to expand, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to new retail locations and will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts.

In addition to the proprietary SMARTS System, the Combined Company's current and future high impact marketing programs provide an important competitive advantage by customizing magazine displays to utilize otherwise wasted space in retail stores. The implementation of these programs has historically enabled the Company to improve sales levels by as much as 20-25% when the programs are introduced into a given retail location. The Company expects that the introduction of the high impact marketing program to Acquisition Parties not currently using it will improve sales levels of the Combined Company.

Through the consolidation of the contiguous Acquisition parties, management expects the Combined Company to achieve considerable cost savings and operating efficiencies through the elimination of redundant overhead and the consolidation of overlapping facilities. Duplicate administrative and distribution functions can be eliminated, and the costs and benefits of technology can be spread over a larger customer base. Additionally, the consolidation of the businesses of the Company and the Acquisition Parties should increase purchasing power and the ability to negotiate favorable quantity discounts with publishers and national brokers.

Management is currently implementing the consolidated staffing plan for the Combined Company and expects significant employee reductions and labor cost savings as the operations of the Acquisition Parties are consolidated over the next 12 months following the consummation of the proposed transactions. The Company has terminated or sent notices of pending termination to approximately 15% of the total full-time work force at September 28, 1996.

COMMITMENTS AND CONTINGENCIES

The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in the gross margin reductions of 1996.

The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has an adequate accrual for these claims and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial conditions. (See Note 13 to the Consolidated Financial Statements.)

INFLATION

The impact of inflation on wholesale and retail operations is difficult to measure. The Company cannot easily pass magazine costs on to customers unless the publisher increases the cover price of the periodical, so it must control inflation at the point of purchase. The Company is engaged in activities to control these costs. As a result, the Company believes that the effect of inflation, if any, on the results of operations and financial condition has been minor and is expected to remain so in the future.

SEASONALITY

The sale of magazines, books, and newspapers is subject to minimal seasonality.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

This report contains forward looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for 1997; the Company's plans for the acquisition transactions to be voted on at the next Annual Meeting of Shareholders; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future acquisitions (as discussed in "Background" above); the Company's plans for future consolidations and changes in properties (as discussed in "Operating Synergies" above); the Company's plans for future financing and refinancing (as discussed in "Financing Arrangements" above); the Company's future operational strategies to improve operating cash flow; statements incorporated by reference from the Company's Preliminary proxy Statement and other similar expressions concerning matters that are not historical facts.

Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, and/or achievements of the Company to differ materially from any future results, performances, or achievements, expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: delays in the date of the Annual Meeting of Shareholders; the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain financing and refinancing; the timing of the implementation of operating synergies; further changes in the industry; the factors discussed in paragraph four of the Opinion in the Report of Independent Public Accountants and the related Note 2 to the financial statements; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------





                             UNITED MAGAZINE COMPANY
                             =======================


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                 AS OF SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 -----------------------------------------------

                         TOGETHER WITH AUDITORS' REPORT
                         ------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
     United Magazine Company:

We have audited the accompanying consolidated balance sheets of United Magazine Company (an Ohio corporation) and Subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Magazine Company and Subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses, is currently in default under certain of its acquired debt agreements, acquired certain unpaid taxes due the Internal Revenue Service and has current liabilities in excess of current assets of approximately $45 million. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                     ARTHUR ANDERSEN LLP

Columbus, Ohio,
   January 13, 1997.




                             UNITED MAGAZINE COMPANY
                             -----------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 AS OF SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 -----------------------------------------------

                              ASSETS                                               1996                    1995
                              ------                                          --------------          -------------
CURRENT ASSETS:
   Cash                                                                       $   2,546,785           $    755,338
   Accounts receivable, net of allowance for doubtful accounts of
     $2,985,000 in 1996 and $63,000 in 1995                                      29,835,357              2,869,762
   Inventories                                                                   35,746,922              3,096,982
   Marketable securities                                                            473,556                   --
   Notes receivable from related parties                                          1,352,646                   --
   Prepaids and other                                                             1,335,458                 58,007
                                                                              -------------           ------------
              Total current assets                                               71,290,724              6,780,089
                                                                              -------------           ------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                             290,706                   --
   Building and improvements                                                      2,260,740                   --
   Furniture and equipment                                                        6,174,452                590,068
   Vehicles                                                                       4,789,336                479,628
   Leasehold improvements                                                           522,336                101,616
                                                                              -------------           ------------
                                                                                 14,037,570              1,171,312
   Less - accumulated depreciation and amortization                              (1,585,503)              (475,501)
                                                                              -------------           ------------

              Total property and equipment, net                                  12,452,067                695,811
                                                                              -------------           ------------

ASSETS HELD FOR SALE                                                              1,239,605                   --
                                                                              -------------           ------------

INVESTMENT IN WILMINGTON:
   Business option                                                                     --                3,202,672
   Note and interest receivable from Wilmington                                        --                  524,375
                                                                              -------------           ------------
              Total investment in Wilmington                                           --                3,727,047
                                                                              -------------           ------------

OTHER ASSETS:
   Sales orders and regulatory records, net of accumulated
     amortization of $847,475 in 1996 and $593,236 in 1995                          423,720                677,959
   Costs in excess of net assets acquired, net of accumulated
     amortization of $911,143 in 1996 and $153,965 in 1995                      154,518,179                452,616
   Covenants not to compete, net of amortization of $105,362
     in 1996                                                                        538,777                   --
   Notes receivable from related parties                                          1,788,645                   --
   Prepaids                                                                       5,501,703                   --
   Other assets, net                                                              3,617,107                   --
                                                                              -------------           ------------
              Total other assets                                                166,388,131              1,130,575
                                                                              -------------           ------------

              Total assets                                                    $ 251,370,527           $ 12,333,522
                                                                              =============           ============

(Continued on next page)

1



                             UNITED MAGAZINE COMPANY
                             -----------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 AS OF SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 -----------------------------------------------

               LIABILITIES AND SHAREHOLDERS' EQUITY                              1996                1995
               ------------------------------------                          --------------      --------------
CURRENT LIABILITIES:
   Current portion of debt obligations                                      $  10,822,386           $    113,076
   Current portion of Senior debentures                                         3,329,295                   --
   Short-term borrowings - related parties                                      6,206,853                   --
   Accounts payable                                                            70,302,971              4,763,693
   Accrued expenses                                                            12,762,143                801,291
   Accrued interest on debentures                                               1,041,006                   --
   Income taxes payable                                                         1,534,602                   --
   Reserve for gross profit on sales returns                                   10,474,409                541,499
                                                                            -------------           ------------
              Total current liabilities                                       116,473,665              6,219,559

LONG-TERM DEBT OBLIGATIONS                                                      9,247,711                137,500

DEBENTURES:
   - Senior                                                                    36,590,520                   --
   - Subordinated                                                              18,559,707                   --

DEFERRED COMPENSATION PLAN                                                      1,231,041                   --

ACCRUED PENSION OBLIGATION                                                      2,115,478                   --

POST-RETIREMENT OBLIGATION                                                      1,450,015                   --

DEALER ADVANCE PAYMENTS AND OTHER                                                 146,938                 38,750
                                                                             ------------           ------------
              Total liabilities                                               185,815,074              6,395,809
                                                                            -------------           ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, 482,140 shares

                                                                                4,329,287              3,804,185
                                                                            -------------           ------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized,
     4,283,506 and 4,250,056 issued, and 2,676,034 and 2,642,585 outstanding (including shares subject to Put Agreements), in
     1996 and 1995, respectively                                                      250                    250
   Paid-in capital                                                             43,079,563             42,701,846
   Obligation to issue shares (4,349,476)                                      65,242,138                   --
   Treasury stock, at cost                                                        (16,998)               (16,998)
   Unrealized loss                                                                (31,219)                  --
   Minimum pension liability adjustment                                          (108,204)                  --
   Retained deficit                                                           (46,939,365)           (40,551,570)
                                                                            -------------           ------------
              Total shareholders' equity                                       61,226,165              2,133,528
                                                                            -------------           ------------

              Total liabilities and shareholders' equity                    $ 251,370,527           $ 12,333,522
                                                                            =============           ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                             UNITED MAGAZINE COMPANY
                             -----------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

          FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
          -------------------------------------------------------------

                                                                                      1996                        1995
                                                                                  -------------               ------------
NET SALES                                                                         $   80,232,472              $ 24,561,801

COST OF SALES                                                                        (60,277,303)              (17,918,114)
                                                                                  --------------              ------------

              Gross profit                                                            19,955,169                 6,643,687

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         (22,203,107)               (6,426,601)

DEPRECIATION AND AMORTIZATION                                                         (2,511,654)                 (553,971)

INCOME (LOSS) FROM INVESTMENT IN WILMINGTON                                             (163,192)                   32,405

WRITE-OFF OF ASSETS                                                                         --                    (534,102
                                                                                  --------------              ------------

LOSS FROM OPERATIONS                                                                  (4,922,784)                 (838,582)
                                                                                  --------------              ------------

OTHER INCOME (EXPENSES), net:
   Interest expense                                                                   (1,781,141)                 (347,809)
   Interest income                                                                       182,123                    25,103
   Prudential settlement, net (Note 13.a.)                                                  --                   2,352,170
   Accounts payable settlement gain                                                         --                     665,135
   Other, net                                                                            134,007                     8,163
                                                                                  --------------              ------------

              Total other income (expenses), net                                      (1,465,011)                2,702,762
                                                                                  --------------              ------------

INCOME (LOSS) BEFORE TAXES                                                            (6,387,795)                1,864,180

INCOME TAXES                                                                                --                        --
                                                                                  --------------              ------------

NET INCOME (LOSS)                                                                 $   (6,387,795)             $  1,864,180
                                                                                  ==============              ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                    3,225,729                 2,390,318
                                                                                  ==============              ============

EARNINGS (LOSS) PER SHARE                                                         $       (1.98)              $        .78
                                                                                  ==============              ============




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                                                  UNITED MAGAZINE COMPANY
                                                                  -----------------------

                                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      -----------------------------------------------
                                               FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                               -------------------------------------------------------------


                                            Number of                                          Obligation
                                             Shares      Treasury                              to Issue
                                           Outstanding   Shares        Common      Paid-in      Common
                                           (post-split)  (post-split)  Stock       Capital       Stock
                                           ------------  ----------   ---------   ----------   ----------

BALANCE, October 1, 1994                    2,139,199     1,606,413    $250    $ 42,467,355     $      --

   Issuance of common stock                    22,305          --       --          223,046            --
   Purchase of shares previously issued        (1,059)        1,059     --             --              --
   Shares earned under consulting
     agreement:
     - 22,315 shares previously issued
       issued in 1995                            --            --       --         (223,046)           --
     - 23,449 shares earned but not issued
       issued in 1995                            --            --       --          234,491            --
   Net income                                    --            --       --             --              --
                                           ----------     ---------    ----    ------------     -----------

BALANCE, September 30, 1995                 2,160,445     1,607,472     250      42,701,846            --

   Issuance of common stock                    33,449          --       --          325,491            --
   Obligation to issue 4,349,476 shares
     of common stock                             --            --       --             --        65,242,138
   Shares earned under consulting
     agreement:
     - 23 shares earned in 1995 issued
       issued in 1996                            --            --       --         (234,491)           --
     - 25,096 shares earned but not issued
       issued in 1995                            --            --       --          286,717            --
   Unrealized loss on investments held
     for sale                                    --            --       --             --              --
   Minimum pension liability adjustment          --            --       --             --              --
   Net loss                                      --            --       --             --              --
                                           ----------     ---------    ----    ------------     -----------

BALANCE, September 28, 1996                 2,193,894     1,607,472    $250    $ 43,079,563     $65,242,138
                                           ==========     =========    ====    ============     ===========



                                                                Minimum
                                                                Pension
                                         Treasury    Unrealized  Liability     Retained
                                         Stock        Loss      Adjustment     Deficit              Total
                                        ---------   ----------  -----------  ------------          ----------


BALANCE, October 1, 1994                   $  --      $               --      $(42,415,750)       $ 51,855

   Issuance of common stock                   --          --          --              --           223,046
   Purchase of shares previously issued    (16,998)       --          --              --           (16,998)
   Shares earned under consulting
     agreement:
     - 22,315 shares earned in 1994
       issued in 1995                         --          --          --              --          (223,046)
     - 23,449 shares earned but not
       issued in 1995                         --          --          --              --           234,491
   Net income                                 --          --          --         1,864,180       1,864,180
                                           -------    --------    --------     -----------     -----------

BALANCE, September 30, 1995                (16,998)       --          --       (40,551,570)      2,133,528

   Issuance of common stock                   --          --          --              --           325,491
   Obligation to issue 4,349,476 shares
     of common stock                          --          --          --              --        65,242,138
   Shares earned under consulting
     agreement:
     -23,449 shares earned in 1995
       issued in 1996                         --          --          --              --          (234,491)
     -25,096 shares earned but not
       issued in 1995                         --          --          --              --           286,717
   Unrealized loss on investments held
     for sale                                 --       (31,219)       --              --           (31,219)
   Minimum pension liability adjustment       --          --      (108,204)           --          (108,204)
   Net loss                                               --          --        (6,387,795)
                                           -------    --------    --------     -----------     -----------

BALANCE, September 28, 1996               $(16,998)  $ (31,219) $ (108,204)   $(46,939,365)    $61,226,165
                                           =======    ========    ========     ===========     ===========




 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                             UNITED MAGAZINE COMPANY
                             -----------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
          FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
          -------------------------------------------------------------
                           INCREASE (DECREASE) IN CASH
                           ---------------------------

                                                                                 1996               1995
                                                                             -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                          $(6,387,795)       $ 1,864,180
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities -
   (Income) loss on investment in Wilmington                                    163,192            (32,405)
   Consulting fee paid with common stock                                        286,717            234,491
   Gain from settlement of accounts payable                                     -                 (665,134)
   Accretion of interest on common stock subject to put
     agreements                                                                 525,102            238,161
   Depreciation and amortization                                              2,512,574            553,971
   Loss due to write-off of certain assets                                      -                  534,102
 Changes in certain assets and liabilities, net of the effect of acquisitions and investments- (Increase) decrease in certain assets:
     Accounts receivable                                                     (2,017,379)          (394,760)
     Inventories                                                               (464,131)            (7,146)
     Prepaids and other current assets                                          496,841           (242,557)
     Other assets                                                              (191,532)           -
     Long-term prepaids                                                      (2,002,379)           -
   Increase (decrease) in certain liabilities:

     Accounts payable                                                         2,053,805              6,912
     Accrued expenses                                                         2,924,386           (135,536)
     Reserve for gross profit on sales returns                                  892,598            123,728
     Dealer advance payments                                                    108,188              5,525
     Other liabilities                                                          (73,289)           -
     Deferred compensation                                                     (109,181)           -
     Accrued pension obligation                                                 (95,526)           -
     Post-retirement obligation                                                  59,611            -
                                                                           -------------      -------------
            Net cash provided by operating activities                        (1,318,198)         2,083,532
                                                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                         (1,066,245)         (153,480)
  Cash (used) for acquisitions, net of cash acquired                           1,200,069          (495,167)
  (Issuance) of receipt of payment on notes receivable from
    related parties                                                              347,941          (500,000)
                                                                            -------------     ------------
             Net cash used in investing activities                               481,765        (1,148,647)
                                                                            -------------     ------------


(Continued on next page)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

          FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
          -------------------------------------------------------------

                           INCREASE (DECREASE) IN CASH
                           ---------------------------

                                   (Continued)

                                                                                 1996               1995
                                                                             -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                                          $ 4,352,266       $    125,000
   Payments on debt obligations                                                (1,724,386)        (1,392,753)
   Proceeds from issuance of common stock subject to put
     agreements                                                                   -                  482,140
   Buy-back of common stock                                                       -                  (16,998)
                                                                             -------------      -------------
              Net cash provided by (used in) financing activities               2,627,880           (802,611)
                                                                             -------------      -------------
NET INCREASE IN CASH                                                            1,791,447            132,274

CASH, beginning of year                                                           755,338            623,064
                                                                             -------------      -------------

CASH, end of year                                                             $ 2,546,785       $    755,338
                                                                             =============      =============



Supplemental Disclosure of Cash Flow Information
------------------------------------------------

   Cash paid during the year for interest                                    $    532,000       $    133,000
   Cash paid during the year for taxes                                       $     49,000       $     20,000


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1996
----

The company made six significant acquisitions in 1996. In addition, they disposed of an insignificant subsidiary. See Note 4 for additional discussion.

1995
----

See Note 12 for discussion on common shares issued for the investment in Wilmington.

The Company acquired approximately $545,500 of assets and assumed $45,500 of liabilities through the acquisition of Reader's Choice, Inc.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 AS OF SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                 -----------------------------------------------

 (1)   ORGANIZATION
       ------------

       United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964. UNIMAG (the Parent) is a holding company. All operations for the year were conducted through its wholly-owned subsidiaries. UNIMAG also has three inactive subsidiaries.

       Business of UNIMAG
       ------------------

       UNIMAG operates wholesale operations primarily in the northern midwest (Ohio, Michigan, Northern Indiana and Western Pennsylvania), Connecticut and North Carolina. From various distribution facilities UNIMAG distributes approximately 3,500 different titles of magazines to its customers on a weekly basis. UNIMAG also distributes books and various other sundry items. In addition to the wholesaling business, UNIMAG has 31 retail bookstores. These retail operations generated approximately $3 million in revenue during fiscal 1996.

       UNIMAG grew significantly during 1996 by the acquisition of six wholesalers (two in the second quarter and four in the fourth quarter). Consideration for these acquisitions was in the form of cash, notes payable, debentures and common stock of the Company. Due to the significant amount of shares to be issued, for the fourth quarter acquisitions, UNIMAG is required to obtain shareholder approval. The Company is currently preparing the Proxy Statement for the shareholder vote at the Annual Meeting of Shareholders. Upon approval the exchanges will occur and legal titles will pass. However, the Company has already received the necessary approvals from two significant shareholders who have agreed to vote their shares, which represent a majority of the outstanding shares, in favor of the acquisitions discussed above as well as a 1 for 10 reverse stock split. Since the approval is assured, the Company has reflected the reverse stock split for all periods presented and the effect of the acquisitions.

 (2)   MANAGEMENT PLAN
       ---------------

       Certain recent developments have had an adverse effect on the Company's short-term liquidity. At September 28, 1996 the Company has current liabilities in excess of current assets of approximately $45 million. Through its acquisitions, the Company has banking relationships with several banks; however, the Company is seeking to consolidate its borrowing and increase its borrowing capacity with one or more large financial institutions following the Annual Meeting of Shareholders. Because of the delays in the final closing of the acquisition transactions, certain of the acquisition companies are in default with their loans, and one of the acquisition companies has an outstanding obligation to the Internal Revenue Service of approximately $1.2 million. It is anticipated that the bank defaults will not be cured until after the expected refinancing following the Annual Meeting of Shareholders. Obligations in default have been classified as current liabilities in the accompanying financial statements.

       The Company is pursuing several alternative forms of additional financing. This additional financing includes approximately $40 million to refinance the Senior Debentures and an approximate $25 million line of credit to consolidate present bank borrowings and to provide additional working capital. This financing alternative cannot be finalized until after the Company's Annual Meeting of Shareholders scheduled for late March, 1997 and there is no assurance that the Company will be able to secure this financing.

       The Company has a history of operating losses; however, the losses in 1992 through 1994 were from operations unrelated to the periodical wholesale distribution industry. The Company's Connecticut wholesale operations have operated profitably since 1993. The prior annual financial statements of Michiana, Stoll, Scherer Affiliates and Klein (the fourth quarter acquisitions) indicates profitable operations as family businesses through 1995. During 1996 with the increased levels of competition the entire industry experienced reductions in profitability due to margin reduction and increased costs of providing higher levels of customer service.

       The Company plans to return to historical industry profit levels by the end of 1998. Through the consolidation of the geographically contiguous acquisitions, management expects the combined company to achieve considerable cost savings and operating efficiencies through the elimination of redundant overhead and the consolidation of overlapping markets and facilities. Duplicate administrative and distribution functions are being eliminated, and the costs and benefits of technology are being spread over a larger customer base. Additionally, management expects that the consolidation of the businesses of the Company and the acquisition parties should increase purchasing power and the ability to negotiate favorable quantity discounts with publishers and national brokers. UNIMAG's pro forma annual sales for 1996 are $281 million which management believes makes UNIMAG the fifth largest periodical wholesaler in the country based on published sales volumes.

       During the latter part of 1996 the Company began to consolidate its distribution operations with a corresponding reduction in general and administrative expenses. The Company will continue these consolidation efforts in 1997 with further expense reductions from operating synergies. During 1997 the Company plans to increase revenue per customer by the implementation of proven high impact marketing in all newly acquired locations and by utilization of the Company's proprietary SMARTS system for more efficient and targeted distribution of product. The Company also is engaged in negotiations with the publisher for better pricing.

       During 1997 the Company anticipates improved cash flow. In 1996, signing bonuses were paid to certain customers to secure multi-year contracts. In many cases, these contracts covered a period of three years. Hence, cash outflows will be substantially less in 1997. In addition, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional capital expenditures for store fixtures; however, these increases in fixtures have historically generated enough additional revenue and gross margin to pay for the fixtures cost within one year.

       The Company also is engaged in an effort to reduce the average days outstanding of current accounts receivable and has negotiated with suppliers for more favorable payment terms on vendor payables.

       In summary, the Company believes that its current strategic plan will produce a new financial partner and positive cash flow. There can be no assurance that this plan will succeed. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

 (3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       (a) FISCAL YEAR - UNIMAG follows the practice of a 52/53 week fiscal year which ends on the Saturday nearest to September 30.

       (b) PRINCIPLES OF CONSOLIDATION - All intercompany balances and transactions have been eliminated in the consolidated financial statements.

       (c) ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as allowance for doubtful accounts and the reserve for gross profit on sales returns, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates.

       (d) INVENTORIES - Inventories are valued at the lower of cost or market as determined by the first-in, first-out (FIFO) cost method.

       (e) PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or acquired cost (fair value) after acquisition. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows:

                                                               Years
                                                              --------

                    Building                                    31
                    Building improvements                       10
                    Furniture and equipment                     5-7
                    Vehicles                                    3-5

             Leasehold improvements are being amortized on a straight-line basis over the life of the lease.

             The cost and accumulated depreciation and amortization applicable to assets retired are removed from the accounts and any resulting gain or loss on disposition is recognized in income. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other maintenance and repair costs are expensed as incurred.

       (f) ASSET HELD FOR SALE - The Company has an airplane that was part of the fourth quarter acquisition. The value assigned represents its estimated fair value.

       (g) PREPAID SIGNING BONUSES - The Company has entered into supplier contracts with many of their large chain customers. As part of the contract UNIMAG paid the customer an up-front payment (signing bonus) for obtaining a multi-year contract. These payments are being amortized straight-line against revenue over the life of the contract.

       (h) EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired (goodwill) consists of the excess of the cost to acquire an entity over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating whether goodwill is recoverable, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at September 28, 1996.

       (i) REVENUE RECOGNITION - Revenues and cost of sales from the sale of periodical inventories are recognized upon shipment to the customers. However, due to the significant volume of merchandise returns that are typical in the periodical industry, the Company records a reserve for merchandise returned. This reserve is based on the gross profit margin on merchandise sold in the current period that is estimated to be returned by the customers in the subsequent period. The Company receives credit for the cost of such returns from the publisher.

       (j) INCOME TAXES - The Company follows SFAS No. 109 "Accounting for Income Taxes" (SFAS 109). (See Note 8).

       (k) FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of current assets and liabilities approximate their fair market value because of the short-term maturity of these financial instruments. The fair market value of long-term debt is discussed further in Note 5.

       (l) WEIGHTED AVERAGE SHARES OUTSTANDING - The weighted average number of shares outstanding for earnings per share purposes is calculated using common shares issued, shares earned but not issued under a consulting agreement, shares obligated to be issued as well as common shares subject to put agreements. All years presented have been restated to reflect the 1 for 10 reverse split. The shares to be issued upon shareholders approval at the Annual Shareholders Meeting have been included in the weighted average shares outstanding from the respective acquisition dates as discussed in
            Note 4.c.

      (m) CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The majority of the Company's revenues are derived from chain and independent grocery stores through the territories discussed in Note 1. No one chain represents a significant portion of the Company's revenue.

       (n) RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.


 (4)   ACQUISITIONS AND DISPOSITIONS
       -----------------------------

       The Company has made significant acquisitions through three different transactions as described below.

       a. In January 1996, the Company exercised its option for a nominal amount to acquire the outstanding stock of Service News Company of Wilmington, North Carolina. See Note 12 for additional discussion.

       b. Also in January 1996, the Company acquired the operations of Triangle News Company (Triangle) in Pittsburgh Pennsylvania. UNIMAG acquired Triangle for approximately $2.7 million in a transaction accounted for as a purchase. The consideration given was in the form of cash, seller financing and 10,000 shares of UNIMAG stock (estimated fair value of $9.10 per share). The amount of goodwill recorded from this transaction was approximately $6.9 million. The results of operations for Triangle were included in the consolidated statement of operations from January 1996 forward. Triangle generated revenue of $18 million during the nine month period ended September 28, 1996.

       c. As part of a regional rollup, at the end of July 1996 the Company acquired the periodical and management operations of Northern News Company, Ohio Periodical Distributors, Inc., MacGregor News Agency, Inc., Wholesalers Leasing Corp. and Scherer Companies (collectively referred to as the Scherer Affiliates), Michiana News Services, Inc. (Michiana) and The Stoll Company. In the middle of September the rollup was completed by the addition of Klein News Company and affiliates. UNIMAG also acquired a small retail bookstore chain (Read-Mor Books, Inc.). This bookstore chain acquisition was not considered significant for financial reporting purposes.

            UNIMAG acquired the various companies with UNIMAG common stock of $65.2 million (estimated fair value of $15 per share) and subordinated debentures of $58.5 million in a transaction accounted for as a purchase. In the Company's preliminary allocation of the purchase price to the fair value of net assets acquired, goodwill of approximately $142 million was recorded. The results of operations for these entities were included in the consolidated results of UNIMAG from their respective acquisition dates forward (July 31, 1996 and September 14, 1996), and represented approximately $30 million of the consolidated revenues for the year ended September 28, 1996.

       d. In July 1996, UNIMAG sold the operations of Readers Choice for approximately $500,000 which approximated book value. This disposition was not considered significant for financial reporting purposes.

       The following unaudited pro forma summary presents the revenues, net income and earnings per share from the combination of operations of the Company and the significant acquisitions. The pro forma information is provided as if each acquisition had occurred at the beginning of fiscal 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not purport to reflect the results that would have occurred had the acquisition occurred on October 1, 1994.


              in 000's, except EPS               1996              1995
           ----------------------------       -----------       -----------

           Net Revenue                          $280,751          $276,756
           Net Income (Loss)                      (4,678)           10,406
           EPS                                  $   (.67)         $   1.55


 (5)   DEBT OBLIGATIONS
       ----------------

       The components of the Company's debt obligations at September 28, 1996 and September 30, 1995 are as follows:

           Short Term Borrowings
           ---------------------

           The Company has short term demand notes as of September 28, 1996 as follows:


                                                                 1996

                                                             ------------

            (a)  Note from shareholder                         $5,000,000
            (b)  Other related parties                          1,206,853
                                                             ============
                                                               $6,206,853
                                                             ============

            (a) The Company has a $5 million note from a company affiliated with a shareholder. This loan was assumed as part of the acquisitions made during the fourth quarter. The note accrues interest at 11.75% and is collateralized by 5 million shares of UNIMAG stock. This note is anticipated to be converted to a subordinated debenture in 1997.

            (b) The other related party loans are primarily with employees of Michiana. These notes are unsecured and accrue interest at a rate of 8%.

           Long term Debt Obligations
           --------------------------

                                                                           1996                 1995
                                                                       -------------       ----------

            (a)  Lines of Credit                                        $  7,778,192        $   63,076
            (b)  Term Loans with financial institutions                    1,973,453           -
            (c)  Seller Financing                                          8,998,622           -
            (d)  Loans from Related Parties                                  320,132           187,500
            (e)  Notes with Publishers                                       999,698           -
                                                                       --------------       -----------

            Total                                                         20,070,097           250,576
            Less:  current portion                                       (10,822,386)         (113,076)
                                                                       --------------       -----------
            Long-term portion of debt obligations                       $  9,247,711        $  137,500
                                                                       ==============       ===========

            (a) At September 28, 1996, the Company has five lines of credit with banks. The lines of credit bear interest at rates ranging from prime (8.25% at September 28, 1996) to 9.25%. The balance outstanding at September 28, 1996 and September 30, 1995 was $7,778,192 and $63,076, respectively. Maturities of the lines vary from February 1997 through December 31, 1998. The weighted average interest rates on the outstanding borrowings under the lines of credit as of September 28, 1996 and September 30, 1995 were approximately 8.3% and 9.75%, respectively.

            (b) The Company has various term loans with financial institutions. These loans accrue interest at rates ranging from 6.75% to 9.5%. Principal payments are made on a monthly basis. These loans expire at various times during 1997 through April 1999.

            (c) Seller financing represents the portion of the consideration associated with an acquisition that was funded by the seller. These obligations relate primarily to prior acquisitions made by the companies that were acquired by UNIMAG during the fourth quarter of 1996. These loans bear interest at rates ranging from 5.8% to 11.0%. Principal payments are made primarily on a monthly basis. These loans expire at various times during 1999 through August 2007.

            (d) The loans from related parties are from the former shareholders of Michiana. These notes were assumed as part of the acquisition. These notes accrue interest at rates ranging from 8% to 10% and principal and interest payments are made monthly. The notes expire at various times during April 1997 through April 1998.

            (e) The Company has entered into agreements with two significant vendors which converted certain publisher payables balances into secured term loans. These loans accrue interest at 10%. Principal and interest payments are made monthly with the loans expiring at various times during 1997 through 1999.

            The above loans are collateralized by substantially all of the assets of the Company. These debt obligations contain various financial covenants, among them being maintenance of minimum net worth and working capital. The Company was in compliance with its debt covenants prior to the fourth quarter acquisitions. However, certain of the debt acquired contain financial covenants that were violated as a result of the acquisitions, operating losses and pre-acquisition dividends. Debt in default of approximately $6.3 million has been included in current portion of debt in the accompanying financial statements. The Company anticipates curing the defaults in 1997.

            Michiana, acquired by the Company in the fourth quarter of 1996, has guaranteed debt of one of its affiliated companies. The outstanding balance of this guaranteed debt was approximately $882,000 at September 28, 1996. The bank has agreed to terminate this guarantee upon the closing of the acquisition transactions and the repayment by UNIMAG of outstanding Michiana debt totalling approximately $1.6 million. The $1.6 million of debt is guaranteed by two former shareowners of Michiana.

            The George R. Klein News Company, acquired by the Company in the fourth quarter of 1996, has guaranteed approximately $320,000 of debt of another company that is 50% owned by George R. Klein.

           Shareholder Debentures
           ----------------------

            As part of the acquisitions described in Note 4, the Company issued Senior and Subordinated debentures. The components of these debentures are as follows:


                           Shareholder Group                        Senior             Subordinated
                 ---------------------------------------         --------------       ----------------

                 Stoll Company                                     $16,800,000          $ 9,105,267
                 Michiana                                            3,500,000            2,334,256
                 Scherer Affiliates                                  9,197,604            1,527,309
                 Klein                                              10,180,000            5,498,281
                 Read-Mor                                              242,211               94,594
                                                                 -------------        -------------
                                                                    39,919,815           18,559,707
                 Total

                 Less:  current portion                             (3,329,295)              -
                                                                 -------------        -------------
                 Long-term portion of debentures                   $36,590,520          $18,559,707
                                                                 =============        =============

            The senior debentures began to accrue interest on July 1, 1996 (August 24, 1996 for Klein) at 8% payable quarterly commencing on the closing date of the acquisitions (Annual Shareholders Meeting). Quarterly principal payments are scheduled from April 1, 1997 through January 1, 2002 in accordance with the schedule and priority set forth in the Debenture Agreement. The senior debentures are secured by all of the assets of the Company, however, these debentures are subordinated to substantially all of the long-term debt obligations discussed above. The entire $16,800,000 of Stoll Senior debentures must be paid before any other debentures may be paid.

            The subordinated debentures began to accrue interest on July 1, 1996 (August 24, 1996 for Klein) at 10% payable quarterly commencing on the closing date of the acquisitions (Annual Shareholders Meeting). Quarterly principal payments are scheduled from April 1, 1999 through January 1, 2004. The subordinated debentures are secured by all the assets of the Company, however, these subordinated debentures are subordinated to the senior debentures.

       Maturities of all debt obligations at September 28, 1996, are as follows:


                                             Long-Term
                                               Debt
                     Fiscal Year            Obligations         Debentures              Total
                    ---------------        --------------      --------------       --------------

                         1997                $10,822,386        $  3,329,295          $14,151,681
                         1998                  2,408,000           7,489,000            9,897,000
                         1999                  2,271,000          10,171,000           12,442,000
                         2000                  1,193,000          12,027,000           13,220,000
                         2001                    485,000          12,027,000           12,512,000
                      Thereafter               2,890,711          13,436,227           16,326,938
                                           --------------      --------------       --------------
                        Total                $20,070,097         $58,479,522          $78,549,619
                                           ==============      ==============       ==============

       The carrying value of the long-term debt obligations described above approximates its fair value because of the significant portion that is either short-term or has been recently priced or is variable rate based that is repriced frequently.

 (6)   LEASE COMMITMENTS
       -----------------

       UNIMAG or its subsidiaries have entered into operating lease agreements for facilities and certain vehicles and equipment. Expenses related to these leases were as follows:

                     1996                            $1,344,000
                     1995                            $  384,000

       As of September 28, 1996, the future minimum annual rental commitments of lease agreements are as follows:


                           Fiscal Year
                       --------------------

                              1997                          $ 2,329,000
                              1998                            1,681,000
                              1999                            1,062,000
                              2000                              647,000
                              2001                              411,000
                           Thereafter                           201,000
                                                           -------------
                              Total                         $ 6,331,000
                                                           =============


 (7)   COMMON STOCK
       ------------

       As discussed in Note 1, the shareholders will vote on a proposal at the annual shareholders meeting for a 1 for 10 reverse split. Since a favorable outcome of the proxy vote is assured, all share information has been reported post split.

       The Company is obligated to issue 4,349,476 shares valued at $15 per share pursuant to the acquisition agreements entered into during the fourth quarter of 1996. These shares will be issued after the annual shareholders meeting scheduled for March, 1997.

       The Company also issued 10,000 shares valued at $9.10 per share as part of the Triangle News Company acquisition discussed in Note 4.

       The Company issued 23,449 shares under a consulting agreement, see Note 11.a.

       In determining tangible net worth for use in the purchase price calculation for the fourth quarter acquisitions certain reserves for asset realization were established. To the extent that these reserves are not needed in the future, additional shares and debentures will be issued.

 (8)   INCOME TAXES
       ------------

       The provision (benefit) for income taxes for the years ended September 28, 1996 and September 30, 1995 is as follows:


                                                                     1996                1995
                                                                 -------------       --------------

       Current tax expense:
          Federal                                                $       -            $      6,000
          State                                                          -                    -

       Deferred tax expense (benefit):
          (Increase) decrease In deferred tax assets               (2,555,000)             497,000
          Increase (decrease) in valuation allowance                2,555,000             (503,000)
                                                                 -------------       --------------

                     Income tax provision                        $       -           $       -
                                                                 =============       ==============

       The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: reserve for gross profit on sales returns, property and equipment asset valuation, deferred compensation, amortization life of intangibles and certain taxes.

       The Company's net deferred tax assets have been fully reserved due to the uncertainty of future realization.

       The difference between the statutory tax rate and the effective rate of zero is due primarily to the benefit of the net operating losses generated that may not be realized in the future.

       As of September 28, 1996, UNIMAG has approximately $47 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2011.

       At September 28, 1996, UNIMAG had income taxes payable of $1,534,602. This relates primarily to Michiana's tax assessment and interest due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG. See Note 2 for discussion of payment strategy.

 (9)   BENEFIT PLANS
       -------------

       The Company's Connecticut subsidiary participates in a union sponsored, collectively bargained, multi-employer pension and welfare plan. Contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of labor-hours worked. The Company made contributions of approximately $30,000 in fiscal year 1996 and $28,000 in fiscal year 1995.

       Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980 covering such pension plans, certain events, such as withdrawal or plan termination, may cause the Company to be obligated to fund its share of any unfunded vested benefits in this plan. Data concerning the funded status or this multi-employer plan is not available.

       Union Pension Plan
       ------------------

       As a result of the acquisition of Triangle and Klein, the Company has defined benefit pension plans covering various employees whose retirement benefits are subject to collective bargaining. The benefits are based on years of service multiplied by the yearly amount of basic retirement income. The Company's funding policy for the plan is to make the minimum annual contribution required by applicable regulations.

       The following table sets forth the plan's funding status and amounts recognized in the Company's financial statements at September 28, 1996:


              Actuarial present value of benefit obligations:
                 Vested benefit obligations                                        $3,429,833
                 Non-vested benefit obligations                                       177,718
                                                                                 -------------

              Accumulated benefit obligation (ABO)                                 $3,607,551
                                                                                 =============

              Projected benefit obligation(PBO)                                    $3,607,551
              Plan assets at fair value                                            (1,793,548)
                                                                                 -------------
              Projected benefit obligation in excess of plan assets                 1,814,003
              Unrecognized net loss                                                  (108,204)
                                                                                 -------------
              Accrued pension cost                                                  1,705,799
              Additional minimum pension liability                                    108,204
                                                                                 -------------
              Accrued pension and minimum liability                                $1,814,003
                                                                                 =============

       The key assumption used in determining the projected benefit obligation in 1996 were as follows:

               Discount rate                                  7%
               Expected long-term rate of
                  return on assets                            8%

       Net pension cost for 1996 included the following components:



           Asset loss                                            $    (89,027)
           Service cost                                                56,961
           Interest cost on projected benefit obligation              179,674
           Actual return on plan assets                                (9,125)
                                                                 -------------
                         Net pension cost                        $    138,483
                                                                 =============

       Funding of the plan was approximately $200,000 in 1996.

       Other Pension Plan
       ------------------

       The former Stoll Company has certain non-collective bargaining employees who are covered by a noncontributory defined benefit pension plan. The benefits are based on years of service and the employee's compensation. The Company's policy is to make the minimum annual contribution required by applicable regulations. In connection with the acquisition of The Stoll Company by UNIMAG, The Stoll Company elected to terminate the plan. The following table sets forth the plan's funding status at September 28, 1996.

         Actuarial present value of benefit obligations:
            Vested benefit obligations                                                 $2,747,977
            Non-vested benefit obligations                                                240,453
                                                                                     ------------

         Accumulated benefit obligation (ABO)                                          $2,988,430
                                                                                     ============
              Projected benefit obligation (PBO)                                      $ 2,988,430
              Plan assets at fair value                                                (2,686,955)
                                                                                     ============
              Accrued pension liability                                               $   301,475
                                                                                     ============

       The key assumptions used in determining the projected benefit obligation at September 28, 1996 were as follows:

              Discount rate                                  8%
              Expected long-term rate of return on
                 assets                                      8%

       Other Postretirement Benefit Plans
       ----------------------------------

       In addition to the Company's defined benefit pension plan, certain of the Company's subsidiaries sponsor defined benefit postretirement health care and life insurance plans that provides postretirement health care and life insurance benefits to full-time collective bargaining employees who have met required service periods with the Company and have attained age requirements as defined in the plan. The plans contains certain cost-sharing features such as deductibles and coinsurance.

       The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheets:


                                                                              September 28,
                                                                                  1996
                                                                            ------------------

          Accumulated postretirement benefit obligations:
             Current retirees                                                   $   685,176
             Other fully eligible participants                                      242,825
             Other active plan participants                                         515,613
                                                                              --------------

          Accumulated postretirement benefit obligations in excess of
             plan assets                                                          1,443,614
          Unrecognized net gain                                                       6,401
                                                                              ==============
          Accrued postretirement benefit cost                                   $ 1,450,015
                                                                              ==============
       Net periodic postretirement benefit cost includes the following components:

                                                                                  1996
                                                                              --------------

              Service cost                                                      $    27,610
              Interest cost                                                          66,455
                                                                              --------------
              Net periodic postretirement benefit cost                          $    94,065
                                                                              ==============

       The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1996 is 11% for participants less than age 65 and 8.5% for participants 65 and older. The rate is assumed to decrease over 10 years to 6% and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 28, 1996 by approximately $163,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $15,000.

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at September 28, 1996.

       Retirement Savings Plan
       -----------------------

       Effective April 1994, the Company adopted a defined contribution retirement savings plan for substantially all nonbargaining employees. The provisions of the plan allow employees to contribute 15% of their salary with a maximum of $9,240 for pre-tax contributions. The plan provides for a matching contribution at the discretion of the Company. Employees are fully vested in the Company's contributions after 3 years. The Company has not made any significant contributions to the Plan.

       Deferred Compensation Plan
       --------------------------

       An officer and former owner of The Stoll Company is entitled to receive deferred compensation pursuant to an agreement in effect prior to the acquisition. The agreement provides for the payment of $250,000 a year for a five year period beginning in 1997 and $100,000 a year for a period of seven years thereafter. The present value of this obligation of approximately $1.4 million has been reflected in the accompanying financial statements.

(10)   SIGNIFICANT VENDORS AND CUSTOMERS
       ---------------------------------

       The Company purchased approximately 75% of its product from four publishers. These publishers represent approximately 70% of accounts payable.


(11)   RELATED PARTY TRANSACTIONS
       --------------------------

       The Company had the following related party transactions:

       (a) In 1993, the Company's Connecticut subsidiary entered into a consulting agreement with MDI (a Northeast wholesaler) and its majority shareholder for a period of 10 years. During the first five years of the agreement, the consulting fee is calculated as 2% of the subsidiaries agency net sales and is payable 1% in cash and 1% in UNIMAG stock (valued at $10 per share). During the last five years of the agreement, the consulting fee is calculated as 1% of Yankee's agency net sales, payable in cash.

            The expense was $537,677 and $468,982 in 1996 and 1995,
            respectively. The $537,677 is to be paid in cash of $250,960 and through the issuance of 25,096 of UNIMAG stock within 90 days after year-end.

       (b) The Company has a consulting agreement with a former officer of the Connecticut subsidiary for eight years commencing June 27, 1994. During years one and two, the consultant will be paid $4,000 per month. During years three through five, the consultant will be paid $5,000 per month. During years six through eight, the consultant will be paid $8,500 per month. The Company expensed $51,000 in 1996 and $48,000 in 1995.

       (c) At September 28, 1996, the Company had notes receivable from related parties of approximately $3,100,000. Approximately $3,000,000 of this amount is due from Hall of Cards and Books, Inc., which is owned by the former shareholders of Michiana, and which operates retail stores that are supplied by the Michiana division of UNIMAG. The interest rate on the note is 9.25% and the repayment of the note is secured by a pledge of the stock of Hall of Cards and Books, Inc. and the UNIMAG stock received by the Michiana shareholders as part of UNIMAG's acquisition of Michiana. The remaining notes receivable are due from former shareowners of Michiana. Amounts due in 1997 pursuant to these agreements is approximately $1,353,000, with the remaining amounts due in equal installments over the subsequent four years.

       (d) The Company has lease agreements for facilities from the former owners of the fourth quarter acquisitions. These lease payments were approximately $187,000 in 1996.

(12)   INVESTMENT IN WILMINGTON
       ------------------------

       On April 5, 1995, UNIMAG entered into a Services and Management Agreement with Service News Company of Wilmington, North Carolina ("Wilmington") and SNPC, Inc. ("SNPC"), both North Carolina corporations, and with Doris
       R. Marshall, the individual shareholder of the Companies residing in Martinsville, Virginia, ("Shareholder") pursuant to which UNIMAG managed the operations commencing April 1, 1995. In consideration, UNIMAG was entitled to receive a management fee.

       Also, on April 5, 1995, the Shareholder and other family members of the Shareholder purchased 482,140 (post-split) shares of UNIMAG stock at $1 per share for a total cost of $482,140. These shares are subject to future Put Agreements by the Shareholder and Shareholder family members commencing 24 months after the date of the Agreement, see Note 13.b. At April 1, 1995, the present value of the putable shares was $3,566,024. The Put Agreements are guaranteed by UNIMAG and by one of its subsidiaries and are part of the consideration for the option to purchase the stock of Wilmington. The Company accretes the put value of these shares with the offset to interest expense. The charge to interest expense for the accretion was $525,102 in 1996 and $238,161 in 1995.

       The Agreement granted UNIMAG an option to purchase all of the outstanding stock of Wilmington through the life of the Agreement. The option price was originally estimated at $482,140 but was subject to additional adjustment upon resolution of contingent provisions of the agreement. UNIMAG had no legal right to these shares until they exercised their option. As of September 30, 1995, the Company had not exercised its option and treated the option as an investment and accounted for the investment under the equity method.

       In conjunction with the Agreement, UNIMAG loaned Wilmington $500,000. This was a demand loan bearing interest at prime plus 1% (9.75% at September 30, 1995) and was payable quarterly.

       On January 12, 1996 UNIMAG exercised the business option for $1. The exercise price, after adjustments pursuant to the Agreement was $10. With the exercising of the business option on January 12, 1996, the transaction was accounted for as a business combination and has been consolidated with UNIMAG prospectively.

(13)   CONTINGENCIES AND COMMITMENTS
       -----------------------------

       (a)  Prudential Settlement
            ---------------------

            On January 26, 1995, the Company reached final settlement of its lawsuit against Prudential Insurance Company of America and two of its affiliates. As part of the settlement, the Company received $3 million, less related professional fees of $647,798.

       (b)  Common Stock Subject to Put Agreements
            --------------------------------------

            In conjunction with the Company's investment in Wilmington, 482,140 shares of common stock are subject to Put Agreements. In the event the put options are exercised as they become exercisable, the related payments would be $167,916, $335,832, $3,599,534, $335,832 and $335,832 in 1997, 1998, 1999, 2000 and 2001, respectively and
            $3,161,380 in total over the succeeding 12 years.

       (c)  Union Claims
            ------------

            A demand has been made on the Company by the Newspaper and Mail Deliverers'-Publishers' Pension Fund (Fund) for withdrawal liability payments arising from the January 23, 1991 cessation of covered operations under that plan by Imperial News Company (an inactive subsidiary). The principal amount of the liability was assessed by the Pension Fund in August, 1991, to be $729,053 (payable in 16 quarterly installments) with interest totaling $811,290 based on the Fund's actuarial valuation of its fiscal year ended May 31, 1989, plus any additional amounts (or credits) that may be due with respect to the Fund's fiscal years ended May 31, 1990 and 1991, pending completion of actuarial valuations as of those dates. The original withdrawal liability assessment of $811,290 plus interest has been reduced by escrow payments to $573,349 plus interest from August 7, 1991, paid to the Fund from an escrow fund established pursuant to ERISA.

            Imperial is in the process of liquidation under Chapter 7 of the U.S. Bankruptcy Code, and is unable to make the required payments. However, under Title IV of ERISA, the Fund may proceed against Imperial's predecessors-in-interest (Brooklyn News Company and Dale News Company) or, possibly, against the Company and/or other entities alleged to be members of Imperial's "control group" within the meaning of Internal Revenue Code Section 1563(a), to collect the $573,349 remaining unpaid as of December 7, 1992. As required by ERISA, the Company has requested review and has initiated arbitration proceedings contesting, inter alia, the accuracy, amount and calculation of the Fund's assessment. The Company intends to defend its position vigorously.

            The Company had filed five (5) proofs of claim in the Imperial bankruptcy case for contingent claims that might be assessed pursuant to the above demand and the WARN suits, discussed hereinafter. The Company entered into an agreement with the Bankruptcy Trustee in the Imperial bankruptcy estate. In exchange for the release by the Company of its previously filed claims against the estate, the Trustee provided the Company with dollar for dollar offsets of $1,500,000 against claims by the Union in its lawsuit. This case has not yet been set for trial. The ultimate outcome of the case is uncertain and no provision has been made in the accompanying consolidated financial statements.

       (d)  WARN Suit
            ---------

            On February 3, 1992, the Newspaper and Mail Deliverers' Union of New York and Vicinity (NMDU) and certain trustees of a related Welfare Fund and Pension Fund filed a complaint against UNIMAG and its Connecticut subsidiary, MDI, MDI L.P. and two related parties alleging damages, in an unspecified amount, had been suffered by approximately 100 NMDU members formerly employed by Imperial. The suit, which was filed in the United States District Court for the Eastern District of New York, alleges that the employees were damaged because:

               (i) the employees were not given a 60 day advance notice of the permanent closing of Imperial's operation at its Melville, New York facility as allegedly required by the Worker's Adjustment and Retraining Notification Act (WARN);

              (ii) Imperial failed to make certain contributions alleged to be due under its NMDU labor contract to certain benefit plans;
                   and

             (iii) Imperial failed to make certain severance and other fringe benefit payments alleged to be due under its NMDU labor contract to such employees.

            Management believes the claims to be without merit. The Company has been dismissed from all claims except the WARN claim. On November 27, 1992, the District Court dismissed the first causes of action under WARN as time-barred by the six month statute of limitations contained in the National Labor Relations Act, 29 U.S.C. Sec. 160(b), however, that decision was overturned on appeal. On October 20, 1995, the earlier dismissal of the Company from the second and third causes of actions was overturned.

            The Company has filed an answer denying the material allegations of the complaint and interposing a number of affirmative defenses. The Company intends to defend its position vigorously. The parties to the litigation have scheduled mediation in efforts to resolve this litigation without trial. The ultimate outcome of this case is uncertain and no provision has been made in the accompanying financial statements.

       (e)  Taubman Suit
            ------------

            The Company and its inactive subsidiary Team Logos Sportstuff, Inc. ("TLSI") have been named as defendants, along with several unrelated parties, in a suit by the Taubman Company in United States District Court, Eastern District of Michigan, Southern Division. The suit claims approximately $2 million in damages based on an assertion that the Company and TLSI assumed certain retail leases associated with companies who were part of an asset purchase by the Company in July, 1992. Trial is scheduled for early 1997. A summary judgment was recently granted to the plaintiff on one count of the 14 contained in the complaint. While this is not yet a final appealable order, and is subject to revision through the date of trial, the Company has instructed counsel to seek reconsideration. In the event it should become a final judgment, the Company expects to appeal such judgment and intends to vigorously pursue at the appellate level. The Company believes that the actual liability, if any, is substantially less than the amount of the claim. The ultimate outcome of the case is uncertain.

       (f)  San's Suit
            ----------

            The Company has been named as defendant in a suit by two prior employees for breach of employment contracts, promissory estoppel and misrepresentation. On September 19, 1996, a jury returned a verdict in favor of plaintiffs in the amount of $338,500. Plaintiffs filed a motion seeking attorneys fees, which was granted by the court and then reversed upon defendants' motion for judgment notwithstanding the verdict. The judgment in this matter is now appealable. Management has instructed counsel for the Company to appeal the judgment when entered. Management believes that defendants have meritorious defenses and have instructed counsel to defend the litigation vigorously on appeal. The ultimate outcome of the case is uncertain.

       (g)  Other Legal Matters
            -------------------

            The Company has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. In management's judgment, the outstanding claims discussed in this note are unlikely to result in a material adverse effect on the Company's financial position and results of operations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
-----------------------------------------------------------------------------
REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------------------


Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

The information concerning the directors, executive officers, promoters and control persons of the Registrant are incorporated by reference from the sections of the Company's Preliminary Proxy Statement filed in February 1997 for its 1997 Annual Meeting of Shareholders entitled "Election of Directors -- Nominees for Election" which is filed as Exhibit 99 to this Form 10-KSB.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors, and beneficial owners of more than 10% of the common stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of copies of such forms received by it, the Company believes that all filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information regarding executive compensation is incorporated by reference from the Section of the Company's Preliminary Proxy Statement filed in February 1997 for its 1997 Annual Meeting of Shareholders entitled "Election of Directors -- Executive Compensation" which is filed as Exhibit 99 to this Form 10-KSB.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
----------------------------------------------------------------------

The following tables set forth, to the knowledge of management, the number of shares of Common Stock of the Company and the percentage of outstanding shares of Common Stock of the Company represented thereby, owned directly, indirectly and beneficially by: (a) each person or entity who is the beneficial owner of more than 5% of the shares of Common Stock of the Company outstanding as of February 1, 1997, (b) each person or entity who is expected to become a holder of more than 5% of the outstanding shares of Common Stock of the Company following the Acquisitions, (c) each executive officer, director, and director nominee of the Company, and (d) all executive officers and directors of the Company as a group. The tables reflect the anticipated one-for-ten reverse stock split to be presented to the shareholders for approval at the 1997 Annual Meeting of Shareholders and the estimated number of shares of Common Stock of the Company owned, and the percentage of outstanding shares of Common Stock of the Company for each of the foregoing, as adjusted to reflect completion of the Acquisitions. The tables also have been adjusted to reflect adjustments to net worth based on the preliminary unaudited balance sheets as of June 30, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates (and August 23, 1996 for Klein).

TABLE FOR FIVE PERCENT (5%) SHAREHOLDERS


                                                                                     After Completion of Acquisitions
                                                                                     --------------------------------


                                      Number of Shares of        Percentage of
Name and Address                     Common Stock               Common Stock        Anticipated
of Beneficial Owner                  Beneficially Owned         Outstanding (2)     # of Shares       Percentage(2)
-------------------                  -------------------        ------------        -----------       ----------
                                     (1)
---------------------------------------------------------------------------------------------------------------------------
Ronald E. Scherer                         1,045,600                  39.07%       1,789,778(3)             25.27%
Chairman of the Board                    (3)(5)(6)(7)(10)
of Directors, President
and Chief Executive Officer
5131 Post Road
Dublin, OH 43107

Ohio Periodical                             500,000(6)(7)            18.68%       1,019,077                14.39%
Distributors, Inc.
5131 Post Road
Dublin, OH 43017

R. David Thomas                             300,000 (5)(6)(11)       11.21%         333,333                 4.71%
One Bay Colony
Ft. Lauderdale, FL 33308

Richard H. Stoll, Sr.                             0 (5)                  0%         391,693(11)             5.53%
Director Nominee
6477 Mill Ridge Road
Maumee, Oh. 43537

                                                  0 (5)                  0%       1,087,881                15.36%
George R. Klein
Director Nominee
1771 East 30th Street
Cleveland, Ohio 44114

                                            153,608(8)                5.74%         178,704                 2.52%
MDI, L.P.
Magazine Distributors, Inc.
100 Cantiague Rock Rd.
Hicksville, NY 11801

                                            237,302 (4)               8.87%         237,302                 3.35%
Doris Marshal
P. O. Box 5503
Martinsville, VA 24115

Total                                     1,736,510                  64.89%       4,019,691                56.74%


TABLE FOR OFFICERS, DIRECTORS AND NOMINEES

                                                                                         After Completion
                                                                                          of Acquisitions
                                      Number of Shares of        Percentage of           ----------------
Name and Address                      Common Stock               Common Stock        Anticipated
of Beneficial Owner                   Beneficially Owned      Outstanding (2)     # of Shares       Percentage(2)
-------------------                   -------------------        ------------        -----------       ----------
                                      (1)
-------------------------------------------------------------------------------------------------------------------
Ronald E. Scherer                         1,045,600(3)(5)(6)(7)       39.07%         1,789,778(3)           25.27%
Chairman of the Board
of Directors, President
and Chief Executive Officer
5131 Post Road
Dublin, OH 43107

David B. Thompson                             2,264(3)                    *             2,264(3)                *
Director, Treasurer
5131 Post Road
Dublin, Ohio 43017

Eugene J. Alfonsi                             5,000                       *             5,000                   *
Director
5131 Post Road
Dublin, Ohio 43017

Thaddeus A. Majerek                               0(5)(9)                 0%          262,435(9)             3.70%
Director
2232 S. 11th Street
Niles, MI 49120

Robert H. Monnaville, Jr.                    39,925                    1.49%           39,925                 .56%
Director
62 Harper Avenue
Waterbury, CT 06705

Thomas L. Gerlacher                           1,900                       *             1,900                   *
Chief Financial Officer
5131 Post Road
Dublin, Ohio 43017

Nancy Stoll Lyman                                 0(5)                    0           142,420(10)            2.01%
Director Nominee
203 N. Wabash, Suite 1504
Chicago, IL 60601


Richard H. Stoll, Sr.                              0(5)                 0           391,693(11)              5.53%
Director Nominee
6477 Mill Ridge Road
Maumee, Ohio 43537

R.L. Richards                                  1,250                    *             1,250                     *
Director Nominee
5131 Post Road
Dublin, Ohio 43017

                                                   0(4)                 0         1,087,881                 15.36%
George R. Klein
Director Nominee
1771 E. 30th Street
Cleveland, Ohio 44114

All Directors and Executive                1,095,939                40.95%        3,724,546                 52.58%
Officers as a Group
(6 persons before the Annual
Meeting, 10 persons after the
Annual Meeting)

         (1) Unless otherwise specified, the beneficial owners of the shares of Common Stock have sole voting and investment power over such shares.

         (2) The total number of shares of Common Stock of the Company outstanding on the date hereof is 2,676,034 shares. None of the executive officers, directors or holders of 5% or more of the Company's issued and outstanding Common Stock hold any options or warrants to acquire Common Stock. The anticipated number of shares outstanding after completion of the transaction acquisitions and the issuance of shares to MDI, L.
                  P. is 7,083,939.

         (3) Prior to the completion of the Acquisitions, includes 500,000 shares of Common Stock of the Company owned by OPD, which Ronald E. Scherer is entitled to vote as the Chief Executive Officer of OPD, but does not include 58,900 shares of Common Stock of the Company held of record by RAP Diversified, Inc. ("RAP"), the sole shareholder of which is David B. Thompson, Trustee for a trust of which the children of Ronald E. Scherer are the beneficiaries. Mr. Scherer disclaims any beneficial ownership of such shares.

                  After the completion of the Acquisitions, includes 133,543 (1.89%) shares of Common Stock of the Company to be received by Northern in the Exchange Transactions and 48,260 (0.68%) shares of Common Stock of the Company to be received by Wholesalers in the Exchange Transactions. Mr. Scherer is expected to have voting power over the shares of Common Stock of the Company held by these companies by virtue of his position as Chief Executive Officer of these Companies.

         (4) Does not include 122,419 shares of Common Stock of the Company (4.57%) held by Mrs. Marshall's son, David Marshall, and 122,419 shares of Common Stock of the Company (4.57%) held by Mrs. Marshall's daughter, Miranda Marshall, all of which shares of Common Stock of the Company are subject to Put Agreements between the Company and each of Mrs. Marshall's children.

         (5) All of such shares of Common Stock of the Company are subject to a shareholders' voting agreement dated as of October 9, 1996, among Ronald E. Scherer, certain of the Scherer Affiliates, the Stoll Shareholders, the Michiana Shareholders and the Klein Shareholder, pursuant to which they have agreed to act together in the election of directors of the Company until such time as all principal and interest on the Debentures have been paid in full. The parties to the agreement have agreed to vote for the election to the Board of Directors of two Scherer representatives, two Stoll representatives, one Michiana representative and two Klein representatives.

         (6) Ronald E. Scherer, OPD and R. David Thomas have agreed to vote their shares of Common Stock of the Company in favor of the acquisitions of Stoll, Michiana, Klein and the Scherer Affiliates and to vote in favor of the reverse stock split at the Annual Meeting of Shareholders.

         (7) 49.5% of the stock of OPD is owned by a trust established for the benefit of Ronald E. Scherer and his family, and 49.5% of the stock of OPD is owned by a trust established for the benefit of Linda Scherer Talbott, the sister of Ronald E. Scherer, and her family.

         (8) Does not include approximately 25,096 shares of Common Stock of the Company which will be issued in 1997 under terms of the Company's agreement with MDI, L.P.

         (9) Includes 262,435 (3.70%) shares of Common Stock of the Company to be owned by a trust over which Thaddeus A. Majerek is expected to have voting power as one of the co-trustees. Does not include 273,146 (3.86%) shares of Common Stock of the Company to be owned by another family trust, over which Mr. Majerek disclaims any beneficial ownership.

         (10) Does not include 1,816,047 (25.64%) shares of Common Stock of the Company to be received by the other Stoll Shareholders, over which Nancy Stoll Lyman disclaims any beneficial ownership.

         (11) Does not include 1,566,773 (22.12) shares of Common Stock of the Company to be received by the other Stoll Shareholders, over which Richard H. Stoll, Sr. disclaims any beneficial ownership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

See Note 11 of the United Magazine Company consolidated financial statements as of September 28, 1996, included in Item 8 of this report. Other information provided under this Item is incorporated by reference from the section of the Company's Preliminary Proxy Statement filed in February 1997 for its 1997 Annual Meeting of Shareholders entitled "The Stock and Asset Exchanges -- Conflicts of Interest and Related Party Transactions" which is filed as Exhibit 99 to this Form 10-KSB.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)  Exhibits:

              3.1 Articles of Incorporation of the Registrant (incorporated by reference from 1989 Form 10-K, Exhibit I).

              3.2 Code of Regulations of Registrant (incorporated by reference from 1989 Form 10-K, Exhibit II).

              4.1 Put Agreement between UNIMAG and Donald E. Garlikov dated July 25, 1992 together with commitment letter between Donald
                    E. Garlikov and Team Logos Corporation dated July 7, 1992 (incorporated by reference from Exhibit 4 to the Current Report on Form 8-K of the Registrant, filed August 7, 1992).

              4.2 Services and Management Agreement with Service News Company and SNPC, Inc. and Doris R. Marshall together with related Put Agreements and related documents dated April 5, 1995 (incorporated by reference from the Current Report in Form 8-KA, Amendment No. 3 to Form 8-K, Current Report filed April 17, 1995 of the registrant, filed January 13, 1996.)

              10.1 Partnership Dissolution and Distribution Plan and Agreement between UNIMAG, Service News Company and Magazine Distributors, Inc. relative to the dissolution of MDI Distributors, Limited Partnership, dated May 24, 1993 (incorporated by reference from Exhibit 1 to the Current Report on Form 8-K of the Registrant, filed June 8, 1993.

              10.2 Services and Management Agreement with Service News Company and SNPC, Inc. and Doris R. Marshall together with related Put Agreements and related documents dated April 5, 1995 (incorporated by reference from the Current Report in Form 8-KA, Amendment No. 3 to Form 8-K, Current Report filed April 17, 1995 of the registrant, filed January 13, 1996.)

              10.3 Asset Transfer and Exchange Agreement between United Magazine Company and Northern News Company, effective July 29, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2 (a) therein).

              10.4 Stock Transfer and Exchange Agreement among United Magazine Company, Michiana News Service, Inc. and all of the shareholders of Michiana News Service, Inc. effective July 30, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2 (b) therein).

              10.5 Stock Transfer and Exchange Agreement among United Magazine Company, The Stoll Companies and all of the shareholders of The Stoll Companies effective July 31, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2 (c) therein).

              10.6 Asset Transfer and Exchange Agreement, subsequently modified to a Stock Transfer and Exchange Agreement, between United Magazine Company and Ohio Periodical Distributors, Inc., effective August 1, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See
                    Exhibit 2 (d) therein).

              10.7 Asset Transfer and Exchange Agreement between United Magazine Company and Wholesalers Leasing Corp., effective August 2, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2
                    (e) therein).

              10.8 Stock Transfer and Exchange Agreement among United Magazine Company, Scherer Companies and all of the shareholders of Scherer Companies effective August 2, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2 (f) therein).

              10.9 Stock Transfer and Exchange Agreement among United Magazine Company, Read-Mor Bookstores, Inc. and all of the shareholders of Read-Mor Bookstores, Inc. effective August 2, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2 (g) therein).

              10.10 Stock Transfer and Exchange Agreement among United Magazine
                    Company, The George R. Klein News Co., Central News Co., Newspaper Sales Inc. and the shareholder of all of those companies, effective September 27, 1996 (incorporated by reference from the Current Report on Form 8-K filed September 27, 1996, See Exhibit 2 therein).

21  Subsidiaries of the Registrant

                                     Jurisdiction of       Name in Which
                                      Incorporate or        Business is
    Name of Subsidiary                 Organization          Conducted
    ------------------                 ------------          ---------

    Current Subsidiaries:

    Service News Company               Connecticut          Yankee News
                                                            Company

    Imperial News Co., Inc.            Delaware             Imperial News

    Team Logos Sportstuff,             Ohio                 Team Logos and
    Inc.                                                    Sportstuff

    Sportstuff Marketing, Inc.         Ohio                 Sportstuff Marketing

    UNIMAG I, Inc.                     Delaware             Team Logos
    (subsidiary of Team                                      and
    Logos Sportstuff, Inc.)                                 Sportstuff

    Service News Company of            North Carolina       Service News
    North Carolina (acquired                                 and
    January 13, 1996)                                       Wilmington

    Triangle News Company              Pennsylvania         Triangle
    (acquired January 23, 1996)                              and
                                                            Pittsburgh
    Acquisition Transaction
    Subsidiaries:

    Michiana News Service, Inc.        Michigan             Michiana

    MacGregor News Service, Inc.       Michigan             MacGregor

    The Stoll Companies                Ohio                 Stoll

    Ohio Periodical Distributors,      Ohio                 OPD
    Inc.

    Scherer Companies                  Delaware             Scherer Companies

    Read-Mor Bookstores, Inc.          Ohio                 Read-Mor

    The George R. Klein News Co.       Ohio                 Klein

    Central News Co.                   Ohio                 Klein

    Newspapers Sales, Inc.             Ohio                 Klein

           27    Financial Data Schedules - EDGAR Filing

           99 Excerpt of Portions of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders which have been incorporated by reference into the Form 10-KSB.

(b)  Reports on Form 8-K:

         On August 8, 1996 UNIMAG filed a Form 8-K for the acquisition of Michiana News Services, Inc., Stoll Companies, Ohio Periodical Distributors, Inc., MacGregor News Agency, Inc. (through the acquisition of the assets of Northern News Company) and Scherer Companies and for the acquisition of the assets of Wholesalers Leasing Corp. On September 27, 1996 UNIMAG filed a Form 8-KA for the aforementioned acquisitions.

         On September 27, 1996 UNIMAG filed a Form 8-K for the acquisition of George R. Klein News Co., Central News Co., and Newspaper Sales, Inc.

         On September 30, 1996 UNIMAG filed a Form 8-KA Amendment to its Form 8-K filed August 8, 1996.

(c)  Filing Status:

         Effective October 2, 1994, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                          UNITED MAGAZINE COMPANY

Date February 20, 1997                    by  /s/ Ronald E. Scherer
     -----------------                       ----------------------------
                                             Ronald E. Scherer, President

Pursuant to the required Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities as stated as of the dates indicated below, and in the capacities indicated.


      Signature                                    Title                              Date
-----------------------                     ------------------                  ----------------

/s/ Ronald E. Scherer                       Chairman, President                 February 20, 1997
-----------------------                     and Chief Executive                 -----------------
Ronald E. Scherer                           Officer


/s/ David B. Thompson                       Director and Treasurer,             February 20, 1997
-----------------------                                                         -----------------
David B. Thompson

/s/Eugene J. Alfonsi                        Director, Vice President            February 20, 1997
-----------------------                                                         -----------------
Eugene J. Alfonsi

/s/ Thomas L. Gerlacher                     Chief Financial                     February 20, 1997
-----------------------                     Officer                             -----------------
Thomas L. Gerlacher
