Form 10QSB
period 1996-12-28
UNITED MAGAZINE CO
filed 1997-03-07
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

------------------------------------------------------------------------------

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

------------------------------------------------------------------------------

                 For the First Quarter Ended December 28, 1996
                         Commission File Number: 0-2675

                            United Magazine Company
                              An Ohio Corporation
                           I.R.S. Number: 31-0681050
W
                                 5131 Post Road
                               Dublin, Ohio 43017
                 Registrant's Telephone Number: (614) 792-0777

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

             Yes: X        No:
                 ---          ---

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

     Traditional Small Business Disclosure Format (check one):

             Yes: X        No:
                 ---          ---

                            UNITED MAGAZINE COMPANY

                                  FORM 10-QSB

                 FOR THE FIRST QUARTER ENDED DECEMBER 28, 1996


                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets                                                        3
                    December 28, 1996 and September 28, 1996

           Condensed Consolidated Statements of Operations (Unaudited)                                  5
                    For the Three Months Ended December 28, 1996
                    and December 30, 1995

           Condensed Consolidated Statements of Cash Flow (Unaudited)                                   6
                    For the Three Months Ended December 28, 1996
                    and December 30, 1995

           Notes to Condensed Consolidated Financial Statements                                         7

Item 2.    Management's Discussion and Analysis of Financial                                           11
           Condition and Results of Operations

PART II -  OTHER INFORMATION AND SIGNATURES

Item 1.    Legal Proceedings                                                                           17

Item 2.    Change in Securities                                                                        17

Item 3.    Default Upon Senior Securities                                                              17

Item 4.    Submission of Matters to a Vote of Security Holders                                         17

Item 5.    Other Information                                                                           17

Item 6.    Exhibits and Reports on Form 8-K                                                            17

Signatures                                                                                             18

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 28, 1996 AND SEPTEMBER 28, 1996

                                                                              December 28,         September 28,
                              ASSETS                                             1996                  1996
                                                                             --------------       --------------
                                                                              (Unaudited)           (Audited)
CURRENT ASSETS:
   Cash                                                                      $   1,171,796       $   2,546,785
   Accounts receivable, net of allowance for doubtful accounts                  38,452,691          29,835,357
   Inventories                                                                  34,781,410          35,746,922
   Marketable securities                                                           210,144             473,556
   Notes receivable from related parties                                         1,352,646           1,352,646
   Prepaids and other                                                            1,225,056           1,335,458
                                                                             -------------       -------------
              Total current assets                                              77,193,743          71,290,724
                                                                             -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                            290,706             290,706
   Building and improvements                                                     2,260,740           2,260,740
   Furniture and equipment                                                       6,441,886           6,174,452
   Vehicles                                                                      4,901,621           4,789,336
   Leasehold improvements                                                          526,816             522,336
                                                                             -------------       -------------
                                                                                14,421,769          14,037,570
   Less - accumulated depreciation and amortization                             (2,593,645)         (1,585,503)
                                                                             -------------       -------------

              Total property and equipment, net                                 11,828,124          12,452,067
                                                                             -------------       -------------

ASSETS HELD FOR SALE                                                               -                 1,239,605
                                                                             -------------       -------------

OTHER ASSETS:
   Sales orders and regulatory records, net of accumulated
     amortization                                                                  360,160             423,720
   Costs in excess of net assets acquired, net of accumulated
     amortization                                                              154,242,219         154,518,179
   Covenants not to compete, net of amortization                                   515,794             538,777
   Notes receivable from related parties                                         1,788,645           1,788,645
   Prepaids                                                                      4,438,920           5,501,703
   Other assets, net                                                             4,889,358           3,617,107
                                                                             -------------       -------------
              Total other assets                                               166,235,096         166,388,131
                                                                             -------------       -------------

              Total assets                                                   $ 255,256,963       $ 251,370,527
                                                                             =============       =============


   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 28, 1996 AND SEPTEMBER 28, 1996

                                                                              December 28,        September 28,
               LIABILITIES AND SHAREHOLDERS' EQUITY                               1996                 1996
                                                                             --------------       --------------
                                                                              (Unaudited)           (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                                       $   9,346,050       $  10,822,386
   Current portion of Senior debentures                                          4,993,942           3,329,295
   Short-term borrowings - related parties                                       5,875,892           6,206,853
   Accounts payable                                                             78,507,248          70,302,971
   Accrued expenses                                                             14,718,108          12,762,143
   Accrued interest on debentures                                                2,303,466           1,041,006
   Income taxes payable                                                          1,534,602           1,534,602
   Reserve for gross profit on sales returns                                    10,594,409          10,474,409
                                                                             -------------       -------------
              Total current liabilities                                        127,873,717         116,473,665

LONG-TERM DEBT OBLIGATIONS                                                       8,329,264           9,247,711

DEBENTURES:
   - Senior                                                                     34,925,873          36,590,520
   - Subordinated                                                               18,559,707          18,559,707

DEFERRED COMPENSATION PLAN                                                       1,231,041           1,231,041

ACCRUED PENSION OBLIGATION                                                       2,115,478           2,115,478

POST-RETIREMENT OBLIGATION                                                       1,463,317           1,450,015

DEALER ADVANCE PAYMENTS AND OTHER                                                   45,984             146,938
                                                                             -------------       -------------
              Total liabilities                                                194,544,381         185,815,075
                                                                             -------------       -------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, 482,140 shares                           4,476,088           4,329,287
                                                                             -------------       -------------

SHAREHOLDERS' EQUITY:

   Common stock, no par value, 53,250,000 shares authorized, 4,283,506 issued and 2,676,034 outstanding (including shares
     subject to Put Agreements)                                                        250                 250
   Paid-in capital                                                              43,196,394          43,079,563
   Obligation to issue shares (4,349,476)                                       65,242,138          65,242,138
   Treasury stock, at cost                                                         (16,998)            (16,998)
   Unrealized loss                                                                (263,412)            (31,219)
   Minimum pension liability adjustment                                           (108,204)           (108,204)
   Retained deficit                                                            (51,813,674)        (46,939,365)
                                                                             -------------       -------------
              Total shareholders' equity                                        56,236,494          61,226,165
                                                                             -------------       -------------

              Total liabilities and shareholders' equity                      $255,256,963        $251,370,527
                                                                             -------------       -------------

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                 FOR THE FIRST QUARTER ENDED DECEMBER 28, 1996
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                                                3 Months             3 Months
                                                                                  Ended                Ended
                                                                              December 28,         December 30,
                                                                                  1996                 1995
                                                                              --------------       --------------
                                                                               (Unaudited)          (Unaudited)
NET SALES                                                                     $  74,428,502       $   6,469,381
COST OF SALES                                                                   (57,965,575)         (4,733,440)
                                                                              -------------       -------------

              Gross profit                                                       16,462,927           1,735,941

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    (17,375,786)         (1,545,888)

DEPRECIATION AND AMORTIZATION                                                    (2,102,081)           (202,100)

INCOME (LOSS) FROM INVESTMENT IN WILMINGTON                                         -                   (90,192)
                                                                              -------------       -------------

LOSS FROM OPERATIONS                                                             (3,014,940)           (102,239)
                                                                              -------------       -------------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                                                         (1,792,751)           (122,940)
   Other, net                                                                       (66,618)             12,992
                                                                              -------------       -------------

              Total other income (expenses), net                                 (1,859,369)           (109,948)
                                                                              -------------       -------------

INCOME (LOSS) BEFORE TAXES                                                       (4,874,309)           (212,187)

INCOME TAXES                                                                        -                   -
                                                                              -------------       -------------

NET INCOME (LOSS)                                                             $  (4,874,309)      $    (212,187)
                                                                              =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                               7,054,495           2,669,020
                                                                              =============       =============

EARNINGS (LOSS) PER SHARE                                                     $        (.69)      $        (.08)
                                                                              =============       =============


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                 FOR THE FIRST QUARTER ENDED DECEMBER 28, 1996
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED
                    DECEMBER 28, 1996 AND DECEMBER 30, 1995

                                                                               3 Months             3 Months
                                                                                 Ended                Ended
                                                                             December 28,         December 30,
                                                                                 1996                 1995
                                                                             --------------       --------------
                                                                              (Unaudited)          (Unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $   1,004,878       $    (426,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (379,719)           (108,373)
   Additions of long-term assets                                                  (514,009)            -
   Proceeds from sale of Airplane held for resale                                1,239,605             -
                                                                             -------------       -------------
              Net cash provided by (used in) investing activities                  345,877            (108,373)
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations                                                  (2,725,744)            (63,334)
   Other                                                                           -                    78,880
                                                                             -------------       -------------
              Net cash provided by (used in) financing activities               (2,725,744)             15,546
                                                                             -------------       -------------

NET DECREASE IN CASH                                                            (1,374,989)           (519,814)

CASH, beginning of year                                                          2,546,785             755,338
                                                                             -------------       -------------

CASH, end of period                                                          $   1,171,796       $     235,524
                                                                             =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                  $     487,280       $       6,454
   Cash paid during the period for taxes                                            11,881              12,250


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

1997: None

1996: None

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FIRST QUARTER ENDED DECEMBER 28, 1996
                                  (UNAUDITED)

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of December 28, 1996 and September 28, 1996, and the results of its operations and cash flows for the three months ended December 28, 1996 and December 30, 1995. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2. THE BUSINESS

United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the quarter ended December 28, 1996 were conducted through its consolidated subsidiaries and also include the impact of the business combinations in the fourth quarter of fiscal 1996 more fully discussed below. The operations for the quarters ended December 28, 1996 and December 30, 1995 were conducted through its consolidated subsidiaries as follows: Service News Company of Connecticut, doing business as Yankee News Company (Yankee) was owned since May of 1993. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for the quarter ended December 30, 1995 and was owned since January of 1996. Triangle News Company, Inc., a Pennsylvania corporation, (Triangle) was acquired in January of 1996. Reader's Choice (RC) was owned during the first fiscal quarter of 1996 and was sold in July of 1996.

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

United Magazine Company also is effecting business combinations with Michiana News Service, Inc., a Michigan corporation ("Michiana"), The Stoll Companies, an Ohio corporation ("Stoll"), and The George R. Klein News Co., Central News Co., and Newspaper Sales, Inc., all Ohio corporations (collectively, "The Klein Companies" or "Klein"), all independent magazine, book, and newspaper ("periodical") distributors.

The Company is also effecting business combinations with a number of companies affiliated with Ronald E. Scherer ("Ronald E. Scherer"), the Company's chairman, also engaged in wholesale periodical distribution (the "Scherer Affiliates"): Ohio Periodical Distributors, Inc., an Ohio corporation ("OPD"), Northern News Company, a Michigan corporation ("Northern"), Wholesalers Leasing, Corp., a Delaware corporation ("Wholesalers"), Scherer Companies, a Delaware corporation ("Scherer Companies") and, pursuant to the agreement with Northern to acquire all of the stock of MacGregor News Services, Inc., a Michigan corporation ("MacGregor"). The Company also is acquiring the stock of Read-Mor Bookstores, Inc. (Read-Mor), a company managed by Scherer Companies. Read-Mor owns six retail locations and was an insignificant acquisition.

Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates are collectively known as the "Acquisition Parties". The Acquisition Parties in combination with the other entities of UNIMAG are collectively known as the "Combined Company".

Effective July 29, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Northern, pursuant to which the Company acquired such of the assets of that company as are related to the wholesale distribution of periodicals (and, pursuant to the agreement with Northern, to acquire all of the stock of MacGregor held by Northern) in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 30, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Michiana and the shareholders of Michiana will (the "Michiana Shareholders"), pursuant to which all of the Michiana Shareholders agreed to contribute their shares of stock of Michiana to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 31, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Stoll and the shareholders of Stoll (the "Stoll Shareholders"), pursuant to which all of the Stoll Shareholders agreed to contribute their shares of stock of Stoll to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 1, 1996, the Company entered into an Asset Transfer and Exchange Agreement with OPD, subsequently modified to a Stock Transfer and Exchange Agreement, pursuant to which all of the OPD Shareholders agreed to contribute their shares of stock of OPD to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Wholesalers, pursuant to which the Company agreed to acquire substantially all of the assets and assume substantially all of the liabilities of that company as are related to the wholesale distribution of periodicals in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Scherer Companies and the shareholders of Scherer Companies (the "Scherer Shareholders"), pursuant to which the Scherer Shareholders agreed to contribute their shares of stock of Scherer Companies to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective September 14, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Klein and the sole shareholder of Klein (the "Klein Shareholder"), pursuant to which the Klein Shareholder agreed to contribute his shares of stock of Klein to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.

Each of these transactions has been or is expected to be closed into escrow pending a favorable vote of the shareholders of the Company on each of these transactions. Upon the shareholders voting in favor of the acquisitions at the Annual Meeting of Shareholders, then closing documents will be released from escrow and the transactions will be consummated. Ronald E. Scherer, chairman of the Company, OPD, which is controlled by Ronald E. Scherer, and R. David
Thomas, another significant shareholder of the Company, have each agreed to vote their shares in favor of the transactions with Stoll, Michiana, Klein and the Scherer Affiliates. Together these shareholders are entitled to vote more than 50% of the stock of the Company. Since approval of the transactions is assured and UNIMAG had effective control over the operations of the companies since their respective acquisition dates, the Acquisition Parties have been included in the consolidated financial statements of UNIMAG as discussed in the footnotes to the financial statements.

UNIMAG also owns three inactive subsidiaries.

3. PENDING SHAREHOLDER ACTIONS

UNIMAG grew significantly during 1996 by the acquisition of six wholesalers (two in the second quarter and four in the fourth quarter). Consideration for these acquisitions was in the form of cash, notes payable, debentures and common stock of the Company. Due to the significant amount of shares to be issued for the fourth quarter acquisitions, UNIMAG is required to obtain shareholder approval. The Company is currently preparing the Proxy Statement for the shareholder vote at the Annual Meeting of Shareholders. Upon approval by the shareholders, the exchanges will occur and legal titles will pass. However, the Company has already received the necessary approvals from two significant shareholders who have agreed to vote their shares, which represent a majority of the outstanding shares, in favor of the acquisitions discussed above, as well as a 1 for 10 reverse stock split. Since the approval is assured, the Company has reflected the reverse stock split for all periods presented and the effects of the acquisitions.

4. PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the quarters ended December 28, 1996 and December 30, 1995 is as follows:

                                                          1996                1995
                                                     -------------       --------------
           Current                                    $(1,950,000)       $     (85,000)
           Deferred                                     1,950,000               85,000
                                                      -----------        -------------

                    Total                             $       -          $       -
                                                      -----------        -------------

The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: reserve for gross profit on sales returns, property and equipment asset valuations, deferred compensation, amortization life of intangibles and certain taxes.

The difference between the statutory tax rate and the effective rate of zero is due primarily to the benefit of the net operating losses generated that may not be realized in the future. The Company's net deferred tax assets have been fully reserved due to the uncertainty of future realization.

As of December 28, 1996, UNIMAG has approximately $49 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2011.

At December 28, 1996, UNIMAG had income taxes payable of $1,534,602. This relates primarily to Michiana's tax assessment and interest due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG.

5. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma financial information presents the revenues, net income and earnings per share from the combination of operations of the Company and the significant acquisitions. The pro forma information is provided as if each acquisition had occurred at the beginning of fiscal 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not purport to reflect the results that would have occurred had the acquisition occurred on October 1, 1995. There were no significant acquisitions during the three months ended December 28, 1996.

                                                      3 Months Ended
                                                    December 30, 1995
                   in 000's, except EPS                 Pro Forma
                ----------------------------        -------------------
                Net Revenue                             $   68,958
                Net Income (Loss)                           (1,192)
                EPS                                     $     (.17)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
  Results of Operations of UNIMAG for the three months ended December 28, 1996 and December 30, 1995
-------------------------------------------------------------------------------

Review of Operations

The results of operations for the quarter ended December 28, 1996 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future. 1996 was a unique transition year which featured industry wide consolidations, declines in gross margin as a percent of revenue, and increases in payroll costs related to increased levels of service.

The following table provides comparative financial information for the first fiscal quarters of 1997 and 1996 and for the transitional fourth fiscal quarter ended September 28, 1996.

                                                       December 28,        December 30,       September 28,
                                                           1996                1995                1996
                                                      ----------------    ---------------     ---------------
     Results of Operations ($000):
        Revenue                                            $74,429           $  6,469            $45,510
        Gross Margin                                        16,463              1,736             11,233
        Selling, General and Administrative                 17,376              1,546             13,752
        EBITDA                                                (913)               100             (2,457)

     Net Income (Loss)                                      (4,874)              (212)            (5,284)

     As a Percent of Revenue:
        Gross Margin                                          22.1               26.8               24.7
        Selling, General and Administrative                   23.3               23.9               30.2
        EBITDA                                                (1.2)               1.5               (5.4)
        Net Income (Loss)                                     (6.5)              (3.3)             (11.6)

The revenue for the Combined Company for the quarter ended December 28, 1996 was $74,428,502, an increase of 1,051% over revenue for the quarter ended December 30, 1995 and an increase of 64% over the previous fiscal quarter which included results of the Acquisition Parties for only part of that quarter. These increases are primarily attributable to the inclusion of revenues from the acquisition parties' companies during the entire quarter ended December 28, 1996.

During 1996 the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these reductions in revenue, the gross margin, as a percentage of revenue, declined from 26.8 % in the first fiscal quarter of 1996 to 22.1% in the first fiscal quarter of 1997.

Selling, general and administrative expenses, as a per cent of revenue, decreased by .6% to 23.3% in 1997 versus 23.9% in 1996. The in-store service component of payroll expense, which is the largest operating expense, increased in 1997 over 1996 as a result of increased in-store service for large customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the partial benefit of initial reduction of full-time employees in Michigan during the quarter ended December 28, 1996. The selling, general and administrative percent for the quarter ended September 28, 1996 of 30.2% included approximately 2.2% from non-recurring legal and accounting expenses.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and due to the amortization of goodwill relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years.

All of these changes resulted in an increase in the net loss from operations to 6.5% of revenue in 1997 compared to 3.3% in 1996 and 11.6% in the preceding quarter.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest for the entire quarter. This increased interest expense for the first quarter of 1997 by approximately $1,262,000.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first quarter of 1997. The Company has a net operating loss (NOL) of approximately $49,000,000 at December 28, 1996; however, the Company has not recognized any benefits from that NOL through December 28, 1996.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares to be issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. In addition, the calculation of earnings per share reflects the one for ten reverse split to be submitted to the Shareholders for approval at the 1997 Annual Meeting of Shareholders. The effects of the one for ten reverse stock split have been included because two shareholders holding more than 50% of the shares of Common Stock of the Company have agreed to vote in favor of the split.

Liquidity

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA for the first quarter of 1997 was $(913,000) versus $100,000 for 1996 and $(2,457,000) for the preceding fourth fiscal quarter of 1996. The 1997 EBITDA was impacted negatively by the gross margin and payroll pressures during the period of ownership, and the Company delayed the implementation of some expected consolidation synergies with the acquisition companies during the initial periods of ownership until consolidation plans could be finalized.

The Company anticipates improvements in EBITDA during the remainder of fiscal 1997 due to continued reductions in selling, general and administrative expenses through consolidation synergies and through some improvement in gross margins.

The acquisition transactions of the Company since June 30, 1996 have added $140,966,000 of goodwill to the Company's assets and $58,480,000 of Senior and Subordinated Debentures to the Company's liabilities. On an annual basis the Company anticipates future amortization of approximately $3,524,000 for this goodwill and initial annual interest of approximately $5,050,000 related to these transactions.

Cash Flows - Operating Activities

During the first fiscal quarter of 1997 the Company experienced an increase in net cash provided from operations of $1,005,000 compared to a deficit of $427,000 in 1996. The 1997 increase is due primarily to a net increase in current liabilities, primarily vendor payables, of approximately $11,400,000 versus a net increase in current assets, primarily trade accounts receivable, of approximately $5,900,000. The loss for the quarter of $4,874,000 was partially offset by depreciation and amortization of $2,102,000. The operating cash flow results for the first quarter of fiscal 1996 were not comparable and were not significant.

Cash Flows - Investing Activities

The Company spent $380,000 in the first quarter of 1997 for capital expenditures and $514,000 for other long term assets. During that same period the Company sold an airplane held for resale for $1,240,000. The investing cash flow results for the first quarter of fiscal 1996 were not comparable and were not significant.

Cash Flows - Financing Activities

During the first fiscal quarter of 1997 the Company made payments on debt obligations of $2,726,000 including $1,807,000 of current debt and $919,000 of long-term debt. The financing results for the first quarter of fiscal 1996 were not comparable and were not significant.

Capital Resources

Through its acquisitions the Company has banking relationships with several banks; however, the Company is seeking to consolidate its borrowing and increase its borrowing capacity with one or more large financial institutions following the Annual Meeting of Shareholders.

Capital Requirements

During 1997, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs with one year.

Operational Measures

The receivables of the Company and its Acquisition Parties increased during the first fiscal quarter of 1997 due to an increase in payment time periods by certain large retailers. This increase in receivables caused a corresponding increase in trade payables. The Company is engaged in collection efforts to reduce the number of days outstanding of receivables. In addition, through the Company's SMARTS system and related inventory management and purchasing consolidation efforts, the Company anticipates a future reduction in the amount of inventory and the related vendor payables for a given level of revenue.

Operating Synergies

The acquisition transactions will enable the Combined Company to successfully leverage its investment in its sophisticated and proprietary SMARTS System (Sales Magazine Analysis React Transmit System), acquired from the Scherer Affiliates, for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, and this offsets the cost of higher levels of service and the use of improved technology. Management believes that, as the Combined Company continues to expand, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to new retail locations and will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts.

In addition to the proprietary SMARTS System, the Combined Company's current and future high impact marketing programs provide an important competitive advantage by customizing magazine displays to utilize otherwise wasted space in retail stores. The implementation of these programs has historically enabled the Company to improve a retail location's sales level by as much as 20-25% when the program is introduced into a given retail location. The Company expects that the introduction of the high impact marketing program to Acquisition Parties not currently using it will improve sales levels of the Combined Company.

Through the consolidation of the contiguous Acquisition parties, management expects the Combined Company to achieve considerable cost savings and operating efficiencies through the elimination of redundant overhead and the consolidation of overlapping facilities. Duplicate administrative and distribution functions can be eliminated, and the costs and benefits of technology can be spread over a larger customer base. Additionally, the consolidation of the businesses of the Company and the Acquisition Parties should increase purchasing power and the ability to negotiate favorable volume discounts with publishers and national brokers.

Management is currently implementing the consolidated staffing plan for the Combined Company and expects significant employee reductions and labor cost savings as the operations of the Acquisition Parties are consolidated in the 12 months following the consummation of the proposed transactions. The Company has terminated or sent notices of pending termination to approximately 15% of the 1996 total full-time work force.

Commitments and Contingencies

The Company has entered into long-term contracts (generally three years) with many of its chain customers. These contracts resulted in gross margin reductions in the latter half of fiscal 1996 and the first fiscal quarter of 1997.

The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has an adequate accrual for these claims and that any current, pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial conditions.

Financing Arrangements

Each of the Exchange Agreements contemplates that stock or assets of the various Acquisition Parties will be contributed to the Company in exchange for Common Stock of the Company, valued at $1.50 per share (pre-split), and for Senior and Subordinated Debentures. The Company has entered into a Debenture Agreement (the "Debenture Agreement") with the Stoll Shareholders, the Michiana Shareholders, the Klein Shareholder, the OPD Shareholders, the Scherer Shareholders and the Scherer Affiliates pursuant to which the Debentures are being issued. In addition, the Company anticipates issuing a $4,5000,000 Subordinated Debenture and a cash payment of $500,000 in exchange for a $5,000,000 note owned by OPD to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director nominee. In connection with this transaction the Company anticipates the purchase of an additional $500,000 of common stock by R. David Thomas. The Company also will issue $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1, commencing on the date of final closing of a particular acquisition. Principal on the Senior Debentures will be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1997.

The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004", mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1, commencing on the date of final closing of a particular acquisition. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999.

The Debenture Agreement pursuant to which the Senior and Subordinated Debentures are being issued to the Acquisition Parties requires the Company to use its best efforts to refinance the Senior Debentures, which are expected to aggregate approximately $40,000,000. In connection with such refinancing, the Company has engaged Bank of Boston as financial advisor to the Company's Board of Directors. Bank of Boston has been requested to provide fee based services in connection with the development of a financing restructuring for the transactions and with the related placement of debt and/or equity securities. The Company has had discussions with several different entities, introduced to the Company by Bank of Boston, interested in providing such financing. The Company has received a signed letter of intent from Bain Capital, Inc. to provide such financing, subject to certain terms and conditions and subject to due diligence; however, the Company has not received a financing commitment nor reached a definitive agreement regarding such financing.

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

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  LEGAL PROCEEDINGS

     Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 28, 1996.

         None

Item 2.  CHANGE IN SECURITIES:   None

Item 3.  DEFAULT UPON SENIOR SECURITIES:   None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

Item 5.  OTHER INFORMATION:

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED MAGAZINE COMPANY

                                                 Registrant

                                      /s/ RONALD E. SCHERER
                                      ----------------------------------
                                      Ronald E. Scherer
                                      President and Chief Executive Officer


                                      /s/ THOMAS L. GERLACHER
                                      ----------------------------------
                                      Thomas L. Gerlacher
                                      Chief Financial Officer