Form 10QSB
period 1997-03-29
UNITED MAGAZINE CO
filed 1997-05-13
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




-------------------------------------------------------------------------------

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------


                   For the Second Quarter Ended March 29, 1997
                         Commission File Number: 0-2675

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

         The Registrant's number of common shares, without par value, outstanding as of May 1, 1997 was 26,760,334. After adjustment for the anticipated one for ten reverse split to be effective after the 1997 Annual Meeting of Shareholders, the adjusted number of common shares is 2,676,034.

         Traditional Small Business Disclosure Format (check one):

                           Yes:  X    No:
                                ---      ---

                             UNITED MAGAZINE COMPANY
                             -----------------------

                                   FORM 10-QSB
                                   -----------

                   FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                   -------------------------------------------


                                      INDEX
                                      -----

                                                                                                       PAGE
                                                                                                       ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets                                                        3
                    March 29, 1997 and September 28, 1996

           Condensed Consolidated Statements of Operations (Unaudited)                                  5
                    For the Three Months and Six Months Ended March 29, 1997
                    and March 30, 1996

           Condensed Consolidated Statements of Cash Flow (Unaudited)                                   6
                    For the Six Months Ended March 29, 1997 and March 30, 1996

           Notes to Condensed Consolidated Financial Statements                                         7

Item 2.    Management's Discussion and Analysis of Financial                                           11
           Condition and Results of Operations

PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

Item 1.    Legal Proceedings                                                                           20

Item 2.    Change in Securities                                                                        20

Item 3.    Default Upon Senior Securities                                                              20

Item 4.    Submission of Matters to a Vote of Security Holders                                         20

Item 5.    Other Information                                                                           20

Item 6.    Exhibits and Reports on Form 8-K                                                            20

Signatures                                                                                             21

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   AS OF MARCH 29, 1997 AND SEPTEMBER 28, 1996
                   -------------------------------------------


                                                                               March 29,            September
                              ASSETS                                             1997               28, 1996
                              ------                                        --------------       --------------
                                                                              (Unaudited)           (Audited)
CURRENT ASSETS:
   Cash                                                                       $    714,166         $  2,546,785
   Accounts receivable, net                                                     40,795,550           29,835,357
   Inventories                                                                  29,214,740           35,746,922
   Marketable securities                                                           278,563              473,556
   Notes receivable from related parties                                         1,577,646            1,352,646
   Prepaids and other                                                            1,315,582            1,335,458
                                                                             -------------        -------------
              Total current assets                                              73,896,247           71,290,724
                                                                             -------------        -------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                            290,706              290,706
   Building and improvements                                                     2,260,740            2,260,740
   Furniture and equipment                                                       6,521,120            6,174,452
   Vehicles                                                                      5,117,802            4,789,336
   Leasehold improvements                                                          526,816              522,336
                                                                             -------------        -------------
                                                                                14,717,184           14,037,570
   Less - accumulated depreciation and amortization                             (3,297,732)         (1,585,503)
                                                                             -------------        -------------

              Total property and equipment, net                                 11,419,452           12,452,067
                                                                             -------------        -------------

ASSETS HELD FOR SALE                                                               -                  1,239,605
                                                                             -------------        -------------

OTHER ASSETS:
   Sales orders and regulatory records, net                                        296,600              423,720
   Costs in excess of net assets acquired, net                                 152,323,477          154,518,179
   Covenants not to compete, net                                                   443,187              538,777
   Notes receivable from related parties                                         1,788,645            1,788,645
   Prepaids                                                                      4,572,378            5,501,703
   Other assets, net                                                             4,094,378            3,617,107
                                                                             -------------        -------------
              Total other assets                                               163,518,665          166,388,131
                                                                             -------------        -------------

              Total assets                                                    $248,834,364         $251,370,527
                                                                             =============        =============


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   AS OF MARCH 29, 1997 AND SEPTEMBER 28, 1996
                   -------------------------------------------


                                                                               March 29,            September
               LIABILITIES AND SHAREHOLDERS' EQUITY                              1997               28, 1996
               ------------------------------------
                                                                             --------------       --------------
                                                                              (Unaudited)           (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                                         $ 9,511,486        $  10,822,386
   Current portion of Senior debentures                                          6,658,589            3,329,295
   Short-term borrowings - related parties                                       5,830,960            6,206,853
   Accounts payable                                                             79,842,336           70,302,971
   Accrued expenses                                                             12,761,542           12,762,143
   Accrued interest on debentures                                                3,659,590            1,041,006
   Income taxes payable                                                          1,534,602            1,534,602
   Reserve for gross profit on sales returns                                     7,611,462           10,474,409
                                                                             -------------        -------------
              Total current liabilities                                        127,410,567          116,473,665

LONG-TERM DEBT OBLIGATIONS                                                       7,544,961            9,247,711

DEBENTURES:
   - Senior                                                                     33,261,226           36,590,520
   - Subordinated                                                               18,559,707           18,559,707

DEFERRED COMPENSATION PLAN                                                       1,160,055            1,231,041

ACCRUED PENSION OBLIGATION                                                       2,204,939            2,115,478

POST-RETIREMENT OBLIGATION                                                       1,283,020            1,450,015

DEALER ADVANCE PAYMENTS AND OTHER                                                  135,659              146,938
                                                                             -------------        -------------
              Total liabilities                                                191,560,134          185,815,075
                                                                             -------------        -------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
   482,140 shares                                                                4,622,890            4,329,287
                                                                             -------------        -------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized, 4,283,506 issued and 2,676,034 outstanding (including shares
     subject to Put Agreements)                                                        250                  250
   Paid-in capital                                                              43,306,872           43,079,563
   Obligation to issue shares (4,349,476)                                       65,242,138           65,242,138
   Treasury stock, at cost                                                         (16,998)             (16,998)
   Unrealized loss on marketable securities                                       (226,212)             (31,219)
   Minimum pension liability adjustment                                           (108,204)            (108,204)
   Retained deficit                                                            (55,546,506)         (46,939,365)
                                                                             -------------        -------------
              Total shareholders' equity                                        52,651,340           61,226,165
                                                                             -------------        -------------

              Total liabilities and shareholders' equity                      $248,834,364         $251,370,527
                                                                             =============        =============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                   FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                        MARCH 29, 1997 AND MARCH 30, 1996
                        ---------------------------------


                                                          3 Months        3 Months       6 Months        6 Months
                                                         Ended 1997      Ended 1996     Ended 1997      Ended 1996
                                                        -------------   -------------  --------------  -------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
NET SALES                                                $75,675,010     $13,559,708    $150,103,512    $20,029,089

COST OF SALES                                             59,094,651      10,153,582     117,060,226     14,887,022
                                                        ------------    ------------   -------------   ------------

              Gross profit                                16,580,359       3,406,126      33,043,286      5,142,067

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                         (16,433,126)     (3,387,163)    (33,808,912)    (4,933,051)

DEPRECIATION AND AMORTIZATION                             (2,209,964)       (384,100)     (4,575,678)      (586,200)

LOSS FROM INVESTMENT IN WILMINGTON                           -               -               -              (90,192)
                                                        ------------    ------------   -------------   ------------

LOSS FROM OPERATIONS                                      (2,062,731)       (365,137)     (5,341,304)      (467,376)
                                                        ------------    ------------   -------------   ------------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                                  (1,774,086)       (154,525)     (3,420,035)      (277,465)
   Other, net                                                103,985          28,957         154,198         41,949
                                                        ------------    ------------   -------------   ------------

              Total other income (expenses), net          (1,670,101)       (125,568)     (3,265,837)      (235,516)
                                                        ------------    ------------   -------------   ------------

LOSS BEFORE TAXES                                         (3,732,832)       (490,705)     (8,607,141)      (702,892)

INCOME TAXES                                                 -               -               -              -
                                                        ------------    ------------   -------------   ------------

NET LOSS                                                $ (3,732,832)   $   (490,705)  $  (8,607,141)  $    702,892
                                                        ============    ============   ==============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        7,062,072       2,674,780       7,058,268      2,671,885
                                                        ============    ============   =============   ============

LOSS PER SHARE                                          $       (.53)    $      (.18)   $      (1.22)   $      (.26)
                                                        ============    ============   =============   ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                   FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                        MARCH 29, 1997 AND MARCH 30, 1996
                        ---------------------------------


                                                                               6 Months             6 Months
                                                                                 Ended                Ended
                                                                               March 29,            March 30,
                                                                                 1997                 1996
                                                                             --------------       --------------
                                                                              (Unaudited)          (Unaudited)
NET CASH PROVIDED  BY (USED IN) OPERATING
   ACTIVITIES                                                                 $  2,058,108         $   (112,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (679,614)            (281,792)
   Additions of long-term assets                                                (1,061,175)             -
   Proceeds from sale of Airplane held for resale                                1,239,605              -
                                                                             -------------        -------------
              Net cash provided by (used in) investing activities                 (501,184)            (281,792)
                                                                             -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations                                                  (3,389,543)            (225,929)
   Other                                                                           -                      8,933
                                                                             -------------        -------------
              Net cash provided by (used in) financing activities               (3,389,543)            (216,996)
                                                                             -------------        -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 (1,832,619)             610,799

CASH, beginning of period                                                        2,546,785              755,338
                                                                             -------------        -------------

CASH, end of period                                                           $    714,166         $    144,539
                                                                             =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                   $  1,041,644         $     33,054
   Cash paid during the period for taxes                                            17,903               22,150


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------

1997:  None

1996: During the second quarter of 1996, UNIMAG purchased all of the outstanding stock of Triangle News Company, Inc. See Note 7 to the Financial Statements.


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------


1.       GENERAL
         -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of March 29, 1997 and September 28, 1996, and the results of its operations and cash flows for the three and six months ended March 29, 1997 and March 30, 1996. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2.       THE BUSINESS
         ------------

United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the quarter ended March 29, 1997 were conducted through its consolidated subsidiaries and also include the impact of the business combinations in the fourth quarter of 1996 more fully discussed below. The operations for the quarters ended March 29, 1997 and March 30, 1996 were conducted through its consolidated subsidiaries as follows:
Service News Company of Connecticut, doing business as Yankee News Company (Yankee) has been owned since May of 1993. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for the quarter ended December 30, 1995 and has been owned since January of 1996. Triangle News Company, Inc., a Pennsylvania corporation, (Triangle) was acquired in January of 1996. Reader's Choice (RC) was owned during the first and second fiscal quarters of 1996 and was sold in July of 1996.

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

Effective July 29, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Northern, pursuant to which the Company acquired such of the assets of that company as are related to the wholesale distribution of periodicals (and, pursuant to the agreement with Northern, to acquire all of the stock of MacGregor held by Northern) in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 30, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Michiana and the shareholders of Michiana (the "Michiana Shareholders"), pursuant to which all of the Michiana Shareholders agreed to contribute their shares of stock of Michiana to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 31, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Stoll and the shareholders of Stoll (the "Stoll Shareholders"), pursuant to which all of the Stoll Shareholders agreed to contribute their shares of stock of Stoll to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 1, 1996, the Company entered into an Asset Transfer and Exchange Agreement with OPD, subsequently modified to a Stock Transfer and Exchange Agreement, pursuant to which all of the OPD Shareholders agreed to contribute their shares of stock of OPD to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Wholesalers, pursuant to which the Company agreed to acquire substantially all of the assets and assume substantially all of the liabilities of that company as are related to the wholesale distribution of periodicals in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Scherer Companies and the shareholders of Scherer Companies (the "Scherer Shareholders"), pursuant to which the Scherer Shareholders agreed to contribute their shares of stock of Scherer Companies to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective September 14, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Klein and the sole shareholder of Klein (the "Klein Shareholder"), pursuant to which the Klein Shareholder agreed to contribute his shares of stock of Klein to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.

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

3.       PENDING SHAREHOLDER ACTIONS
         ---------------------------

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

4.       PROVISION FOR INCOME TAXES
         --------------------------

The provision (benefit) for income taxes for the periods ended March 29, 1997 and March 30, 1996 is as follows:

                                          3 Months          3 Months         6 Months          6 Months
                                         Ended 1997        Ended 1996       Ended 1997        Ended 1996
                                        -------------     -------------    -------------     -------------
           Current                       $(1,493,000)     $   (196,000)     $(3,443,000)     $   (281,000)
           Deferred                        1,493,000           196,000        3,443,000           281,000
                                        ------------      ------------     ------------      ------------

                    Total               $       -         $       -        $       -         $       -
                                        ============      ============     ============      ============

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

As of March 29, 1997, UNIMAG has approximately $50 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership.
The NOL carryforwards will expire in the years 2003 through 2011.

At March 29, 1997, UNIMAG had income taxes payable of $1,534,602. This relates primarily to Michiana's tax assessment and interest due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG.

5.        PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
          -------------------------------------------

The following unaudited pro forma financial information presents the revenues, net income and earnings per share from the combination of operations of the Company and the significant acquisitions. The pro forma information is provided as if each acquisition had occurred at the beginning of fiscal 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not purport to reflect the results that would have occurred had the acquisition occurred on October 1, 1995. There were two significant acquisitions, Wilmington and Triangle, during the three months ended March 30, 1996.

                                                           6 Months Ended            3 Months Ended
                                                           March 30, 1996            March 30, 1996
                   in 000's, except EPS                      Pro Forma                 Pro Forma
                ----------------------------             -------------------       -------------------
                Net Revenue                                    $ 135,998               $   67,040
                Net Income (Loss)                                 (5,333)                  (4,141)
                EPS                                            $    (.76)              $     (.59)


6.        WILMINGTON ACQUISITION
          ----------------------

In April of 1995, UNIMAG entered into a Services and Management Agreement with Service News Company of Wilmington, North Carolina (Wilmington). Included in the Agreement was an option to purchase all of the outstanding stock of Wilmington. As of December 30, 1995, UNIMAG had not exercised its option and, therefore, treated the option as an investment and accounted for the investment under the equity method. UNIMAG exercised their option to acquire Wilmington on January 12, 1996. The shareholders of Wilmington have shares, issued as part of the consideration for the option to purchase the stock of Wilmington, that are subject to future Put Agreements commencing in April of 1997. Interest is accreted each quarter for the increase in value of the putable shares during each quarter.

7.        TRIANGLE (PITTSBURGH) ACQUISITION
          ---------------------------------

On January 23, 1996 UNIMAG purchased all of the outstanding stock of Triangle News Company, Inc., a Pennsylvania corporation (Triangle). Consideration given included cash of $1,647,000 and 10,000 (Post-Split) shares of UNIMAG stock. In connection with the closing, UNIMAG financed $1,000,000 through its wholly-owned subsidiary Service News Company of Connecticut, which utilized part of a line of credit from the Bank of Boston and financed an additional $700,000, secured by the assets of Triangle, from the Bank of Boston.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------

    Results of Operations of UNIMAG for the three months ended March 29, 1997 and March 30, 1996

--------------------------------------------------------------------------------

Review of Operations

The results of operations for the quarter ended March 29, 1997 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future. 1996 was a unique transition year which featured industry wide consolidations, declines in gross margin as a percent of revenue, and increases in payroll costs related to increased levels of service. These trends have continued into 1997, and the Company has continued its consolidation and cost reduction efforts to offset the impact of these trends.

The following table provides comparative financial information for the first two fiscal quarters of 1997 and 1996.

                                                                           Quarter Ended
                                                   ---------------------------------------------------------------
                                                   March 29,      December 28,       March 30,      December 30,
                                                      1997            1996              1996            1995
                                                   -----------    --------------     -----------    --------------
     Results of Operations ($000):
        Revenue                                      $75,675          $74,429          $13,560           $6,469
        Gross Margin                                  16,580           16,463            3,406            1,736
        Selling, General and Administrative           16,433           17,376            3,387            1,546
        EBITDA                                           147             (913)              19              100

     Net Loss                                         (3,733)          (4,874)            (491)            (212)

     As a Percent of Revenue:
        Gross Margin                                    21.9%            22.1%            25.1%            26.8%
        Selling, General and Administrative             21.7             23.3             25.0             23.9
        EBITDA                                            .2             (1.2)              .1              1.5
        Net Loss                                         4.9             (6.5)            (3.6)            (3.3)

The revenue for the Combined Company for the quarter ended March 29, 1997 was $75,675,010, an increase of 458% over revenue for the quarter ended March 30, 1996 and an increase of 1.7% over the previous fiscal quarter ended December 28, 1996.

During 1996 the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these reductions in revenue, the gross margin, as a percentage of revenue, declined from 25.1% in the second fiscal quarter of 1996 and 22.1% in the previous fiscal quarter to 21.9% in the second fiscal quarter of 1997.

Selling, general and administrative expenses, as a per cent of revenue, decreased to 21.7% in 1997 versus 25.0% in 1996 and 23.3% in the previous fiscal quarter. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and due to the amortization of goodwill, both relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using the purchase method of accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years.

This resulted in a change in the net loss to 4.9% of revenue in 1997 compared to 3.6% in 1996 and 6.5% in the preceding quarter.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest for the entire quarter. This increased interest expense for the second quarter of 1997 by approximately $1,262,000.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the second quarter of 1997. The Company has a net operating loss (NOL) of approximately $50 million at March 29, 1997; however, the Company has not recognized any benefits from that NOL through March 29, 1997.

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

--------------------------------------------------------------------------------

     Results of Operations of UNIMAG for the six months ended March 29, 1997 and March 30, 1996

--------------------------------------------------------------------------------

Review of Operations

The results of operations for the six months ended March 29, 1997 are not indicative of results from prior quarters, nor are the results for the six months indicative of the future. The following table provides comparative financial information for the first six months of 1997 and 1996.

                                                             March 29,         March 30,
                                                               1997               1996
                                                            ------------      -------------
     Results of Operations ($000):
        Revenue                                              $  150,104        $    20,029
        Gross Margin                                             33,043              5,142
        Selling, General and Administrative                      33,809              4,933
        EBITDA                                                    (766)               119

     Net Income (Loss)                                           (8,607)              (703)

     As a Percent of Revenue:
        Gross Margin                                               22.0%              25.7%
        Selling, General and Administrative                        22.5               24.6
        EBITDA                                                      (.5)                .6
        Net Income (Loss)                                          (5.7)              (3.5)

The revenue for the Combined Company for the six months ended March 29, 1997 was $150,103,512, an increase of 649% over revenue for the six months ended March 30, 1996. This increase is primarily attributable to the inclusion of revenue from the acquisition parties' companies during the entire six months ended March 29, 1997.

During 1996 the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these reductions in revenue, the gross margin, as a percentage of revenue, declined from 25.7% in the first six months of 1996 to 22.0% in the first six months of 1997.

Selling, general and administrative expenses, as a percent of revenue, decreased to 22.5% in 1997 versus 24.6% in 1996. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and due to the amortization of goodwill, both relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using the purchase method of accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years.

This resulted in an increase in the net loss to 5.7% of revenue in 1997 compared to 3.5% in 1996.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest for the entire quarter. This increased interest expense for the first six months of 1997 by approximately $2,524,000.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first six months of 1997. The Company has a net operating loss (NOL) of approximately $50 million at March 29, 1997; however, the Company has not recognized any benefits from that NOL through March 29, 1997.

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

--------------------------------------------------------------------------------

                                    Liquidity

--------------------------------------------------------------------------------


The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA for the second quarter of 1997 was $147,000 versus $(913,000) for the preceding quarter. EBITDA for the first six months of 1997 was $(766,000) versus $119,000 for the first six months of 1996. The 1997 EBITDA has been impacted negatively by the gross margin and payroll pressures during UNIMAG's period of ownership of the acquisition companies, and the Company has not received the full benefits from implementation of expected consolidation synergies with the acquisition companies because of the time and complexity involved in the consolidations.

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

Cash Flows - Operating Activities

During the first six months of 1997 the Company experienced an increase in net cash provided from operations of $2,058,000 compared to a deficit of $(112,000) in 1996. The 1997 increase is due primarily to a net increase in current liabilities, primarily vendor payables, of approximately $10,937,000 versus a net increase in current assets, primarily trade accounts receivable offset by a reduction in inventory, of approximately $2,605,000. The loss for the six months of $8,607,000 was partially offset by depreciation and amortization of $4,576,000. The operating cash flow results for the first six months of fiscal 1996 were due primarily to changes associated with the acquisitions of Wilmington and Pittsburgh.

Cash Flows - Investing Activities

The Company spent $680,000 in the first six months of 1997 for capital expenditures and $1,061,000 for other long term assets. During that same period the Company sold an airplane held for resale for $1,240,000. The investing cash flow results for the first six months of fiscal 1996 included capital expenditures of $282,000.

Cash Flows - Financing Activities

During the first six months of 1997 the Company made net reductions of debt obligations of $3,389,000 including $1,686,000 of current debt and $1,703,000 of long-term debt. The financing results for the first six months of fiscal 1996 included debt reductions of $226,000.

Capital Resources

Through its acquisitions the Company has banking relationships with several banks; however, the Company is seeking to consolidate its borrowing and increase its borrowing capacity with one or more large financial institutions following the Annual Meeting of Shareholders.

Capital Requirements

During 1997, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs within one year.

Operational Measures

The receivables of the Company and its Acquisition Parties increased during the first six months of 1997 due to an increase in payment time periods by certain large retailers. This increase in receivables was offset by a corresponding increase in trade payables. The Company has centralized and consolidated its chain collection efforts to improve future cash flow by reducing the number of days outstanding of receivables.

In addition, through the Company's SMARTS System (which stands for Sales Magazine Analysis React Transmit System) and related inventory management and purchasing consolidation efforts, the Company has begun to reduce the amount of inventory required to maintain current sales levels. During the quarter ended March 29, 1997, the Company increased the amount of magazine and book returns for vendor credit. This caused a decrease in the amount of estimated reserve for the gross margin on future returns. The Company anticipates a continuation of this effort during the balance of 1997.

Operating Synergies

The acquisition transactions will enable the Combined Company to successfully leverage its investment in its sophisticated and proprietary SMARTS System, acquired from the Scherer Affiliates, for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, and this offsets the cost of higher levels of service and the use of improved technology. Management believes that, as the Combined Company continues to expand, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to new retail locations, and it will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts.

In addition to the proprietary SMARTS System, the Combined Company's current and future high impact marketing programs provide an important competitive advantage by customizing magazine displays to utilize otherwise wasted space in retail stores. The implementation of these programs has historically enabled the Company to improve a specific retail location's sales level by as much as 20-25% when the program is introduced into the retail location. The Company expects that the introduction of the high impact marketing program to Acquisition Parties customers locations not currently using it will improve sales levels of the Combined Company.

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

Management continues to implement the consolidated staffing plan for the Combined Company and expects significant employee reductions and labor cost savings as the operations of the Acquisition Parties are systematically consolidated in the quarters following the consummation of the proposed transactions. The Company has terminated or sent notices of pending termination to approximately 15% of the 1996 total initial full-time work force. The consolidation process focused on Michigan during the quarter ended December 28, 1996 and Ohio during the quarter ended March 29, 1997. The consolidation of Indiana is expected to be completed during the third fiscal quarter of 1997.

Commitments and Contingencies

The Company has entered into long-term contracts (generally three years) with its larger chain customers. These contracts resulted in gross margin reductions in the latter half of fiscal 1996 and the first six months of 1997.

The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has an adequate accrual for these claims and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial conditions.

Financing Arrangements

Each of the Exchange Agreements contemplates that stock or assets of the various Acquisition Parties will be contributed to the Company in exchange for Common Stock of the Company, valued at $15.00 per share (Post-Split), and for Senior and Subordinated Debentures. The Company has entered into a Debenture Agreement (the "Debenture Agreement") with the Stoll Shareholders, the Michiana Shareholders, the Klein Shareholder, the OPD Shareholders, the Scherer Shareholders and other Scherer Affiliates pursuant to which the Debentures are being issued. In addition, the Company anticipates issuing a $4,500,000 Subordinated Debenture and a cash payment of $500,000 in exchange for a $5,000,000 note owned by OPD to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director nominee. In connection with this transaction the Company anticipates the purchase of an additional $500,000 of common stock by R. David Thomas. The Company also will issue $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement will begin to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1, commencing on the date of final closing of a particular acquisition. Principal on the Senior Debentures will be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on the date of final closing of a particular acquisition.

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

The Debenture Agreement pursuant to which the Senior and Subordinated Debentures are being issued to the Acquisition Parties requires the Company to use its best efforts to refinance the Senior Debentures, which are expected to aggregate approximately $39,920,000. In connection with such refinancing, the Company has engaged Bank of Boston as financial advisor to the Company's Board of Directors. Bank of Boston has been requested to provide fee based services in connection with the development of a financing restructuring for the transactions and with the related placement of debt and/or equity securities. The Company has had discussions with several different entities, introduced to the Company by Bank of Boston, interested in providing such financing. The Company has received a signed letter of intent from Bain Capital, Inc. to provide such financing, subject to certain terms and conditions and subject to due diligence; however, the Company has not received a financing commitment nor reached agreement regarding such financing.

The Company also plans to restructure existing Company and Acquisition Parties bank and third party debt and to consolidate banking relationships. The Company further plans to expand bank lines of credit to support working capital and other requirements of the Combined Company. The Company has had discussions with several different entities interested in providing such financing to the Combined Company. At present, the Company has not entered into any new debt and/or equity placements through the Bank of Boston or through any other financial adviser in connection with the transactions.

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

Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement

This report contains forward looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for the balance of 1997; the Company's plans for the acquisition transactions to be voted on at the next Annual Meeting of Shareholders; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future consolidations and changes in properties; the Company's plans for future financing and refinancing; the Company's future operational strategies to improve operating cash flow and other similar expressions concerning matters that are not historical facts.

Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, and/or achievements of the Company expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: delays in the date of the Annual Meeting of Shareholders; the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain financing and refinancing; the timing of the implementation of operating synergies; and further changes in and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.           LEGAL PROCEEDINGS
                  -----------------

         Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Form 10-QSB for the Fiscal Quarter Ended December 28, 1996.

         None

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

                                           UNITED MAGAZINE COMPANY

                                                  Registrant


                                           /S/ RONALD E. SCHERER
                                           ---------------------
                                           Ronald E. Scherer
                                           President and Chief Executive Officer


                                           /S/ THOMAS L. GERLACHER
                                           -----------------------
                                           Thomas L. Gerlacher
                                           Chief Financial Officer