Form 10KSB40/A
period 1996-09-28
UNITED MAGAZINE CO
filed 1997-06-24
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB-A
                                  Amendment #1
------------------------------------------------------------------------------

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

                  For the fiscal year ended September 28, 1996

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -- EXCHANGE ACT OF 1934
------------------------------------------------------------------------------

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
                                                       ---       -----

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

         The Registrant's number of common shares, without par value, outstanding as of May 30, 1997 was 26,760,334. After adjustment for the anticipated one for ten reverse split to be effective after the 1997 Annual Meeting of Shareholders, the adjusted number of common shares is 2,676,034.

                      Documents Incorporated By Reference
                      -----------------------------------

         Portions of the Registrant's Preliminary Proxy Statement dated June 1997 for the 1997 Annual Meeting of Shareholders are filed as Exhibit 99 to this Form 10K-SB-A, Amendment #1.

                            UNITED MAGAZINE COMPANY

                                 FORM 10-KSB-A
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1996
                                     INDEX

PART I.                                                            PAGE NUMBER
-------                                                            -----------
ITEM 1. - BUSINESS                                                      1

ITEM 2. - PROPERTIES                                                    5

ITEM 3. - LEGAL PROCEEDINGS                                             5

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5

PART II
-------
ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED             6
          STOCKHOLDER MATTERS

ITEM 6. - SELECTED FINANCIAL DATA                                       7

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       8
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  19

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL                    42
          DISCLOSURE

PART III
--------
ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          43

ITEM 11. - EXECUTIVE COMPENSATION                                      43

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                    43
           OWNERS AND MANAGEMENT

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              49

PART IV
-------
ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                50
           REPORTS ON FORM 8-K

SIGNATURES                                                             54

                                     PART I

ITEM 1. BUSINESS

United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the year ended September 28, 1996 were conducted through its consolidated subsidiaries and also include the partial-year impact of the five business combinations in the fourth quarter of 1996 more fully discussed below. The operations for the year ended September 28, 1996 were conducted through its consolidated subsidiaries as follows: Service News Company of Connecticut, doing business as Yankee News Company ("Yankee") was owned for 12 months. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for three months and was owned for nine months. Triangle News Company, Inc., a Pennsylvania corporation, ("Triangle") was owned for nine months. Reader's Choice ("RC") was owned for nine months and sold in July of 1996.

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

The Company is also effecting business combinations with a number of companies affiliated with Ronald E. Scherer ("Ronald E. Scherer"), the Company's chairman, also engaged in wholesale periodical distribution (the "Scherer Affiliates"): Ohio Periodical Distributors, Inc., an Ohio corporation ("OPD"), Northern News Company, a Michigan corporation ("Northern"), Wholesalers Leasing, Corp., a Delaware corporation ("Wholesalers"), Scherer Companies, a Delaware corporation ("Scherer Companies") and, pursuant to the agreement with Northern to acquire all of the stock of MacGregor News Services, Inc., a Michigan corporation ("MacGregor"). The Company also is acquiring the stock of Read-Mor Bookstores, Inc. ("Read-Mor"), a company managed by Scherer Companies. Read-Mor owns six retail locations and is an insignificant acquisition.

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

Each of these transactions has been or is expected to be closed into escrow pending a favorable vote of the shareholders of the Company on each of these transactions. If the shareholders vote in favor of the acquisitions at the Annual Meeting of Shareholders, then closing documents will be released from escrow and the transactions will be consummated. Ronald E. Scherer, chairman of the Company, OPD, which is controlled by Ronald E. Scherer, and R. David Thomas, another significant shareholder of the Company, have each agreed to vote their shares in favor of the transactions with Stoll, Michiana, Klein and the Scherer Affiliates. Together these shareholders are entitled to vote more than 50% of the stock of the Company. Since approval of the transactions is assured and the Company had effective control over the operations of the Acquisition Parties, their financial information has been included in the consolidated financial statements of the Company beginning on July 31, 1996 (September 14, 1996 for Klein).

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

8. ADDITIONAL INFORMATION

Additional information is incorporated by reference from the sections entitled "The Company and the Combined Company -- Business, Combined Revenues, Employees, Products, Suppliers and Pricing, Distribution Systems, Marketing and Sales, the SMARTS System, Customers and Competition" contained in the Company's Preliminary Proxy Statement filed in June 1997 for its 1997 Annual Meeting of Shareholders which is filed as Exhibit 99 to this Form 10-KSB-A.

ITEM 2.  PROPERTIES

Additional information on the Company's properties is incorporated by reference from the section entitled "The Company and the Combined Company -- Facilities" contained in the Company's Preliminary Proxy Statement filed in June 1997 for its 1997 Annual Meeting of Shareholders which is filed as Exhibit 99 to this Form 10-KSB-A.

ITEM 3. LEGAL PROCEEDINGS

See Note 13 of the United Magazine Company consolidated financial statements as of September 28, 1996 included in Item 8 of this report which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

A.  PRICE RANGE OF COMMON SHARES OF UNIMAG

The common shares of UNIMAG were previously traded in a very limited local over-the-counter market. However, there is currently no established public trading market for this class of common equity, which is the only class of equity securities of the Company. During the fiscal year 1996 the Company had transactions at the following prices, all at values before the anticipated one for ten reverse split to be effective after the 1997 Annual Meeting of Shareholders. The 100,000 shares issued in connection with the Pittsburgh (Triangle) transaction in January of 1996 were valued for accounting purposes at $.91 per share. All of the shares to be issued in connection with the acquisition of Michiana, Stoll, Scherer Affiliates and Klein were valued in the acquisition agreements at $1.50 per share. The shares to be issued to MDI, under terms of the Company's agreement were valued in the agreement at $1.00 per share through June 28, 1996 and were valued at $1.50 per share after June 28, 1996. The foregoing should not be taken as an indication of the value of the shares or the price at which the Company's shares may be purchased or sold should a trading market develop or should a holder desire to sell shares through other means.

B.  SHAREHOLDERS

As of May 30, 1997, UNIMAG had 2,886 shareholders of record.

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

-----------------------------------------------------------------------------------------
                                       UNIMAG Fiscal Year Ended
(in 000's except gain
(loss) per share)                   1996 (1)    1995 (2)   1994 (3)    1993 (4)  1992 (5)
-----------------------------------------------------------------------------------------
Consolidated income
statement data:
  Net sales                         $80,232     $24,562    $24,687     $10,857    $2,315
  Income(loss)from
   continuing operations
   before taxes and extra-
   ordinary items                   $(6,388)     $1,864      $(892)    $(6,511)  $(3,678)
  Weighted average
   shares outstanding                 3,226       2,390      2,151       2,064     1,738
  Net income (loss) per
   share from continuing
   operations before extra-
   ordinary items                    $(1.98)       $.78      $(.41)     $(3.15)   $(2.12)
Consolidated balance sheet data:
  Total assets                     $251,371     $12,334     $8,502      $9,753   $10,436
  Long-term debt
   obligations                      $64,401        $138       $688        $400    $1,211
Stockholder's Equity per share
including putable shares              $9.33       $2.25       $.02        $.19     $3.17
-----------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF UNIMAG FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

INTRODUCTION

         The Company, through its subsidiaries, currently operates wholesale periodical distribution operations primarily in central Connecticut, eastern North Carolina, and western Pennsylvania. Additionally, through the recent pending Acquisitions, the Company has added to its current operations the wholesale periodical distribution operations of Stoll, which distributes primarily in central Indiana, northwestern Ohio and southern Michigan, the wholesale periodical distribution operations of Michiana, which distributes primarily in southern Michigan, northern Indiana and western Ohio, the wholesale periodical distribution operations of Klein, which distributes primarily in northern Ohio, and the wholesale periodical distribution operations of OPD, MacGregor, Northern, Wholesalers and Scherer Companies, which distribute in central and southern Ohio and northern Michigan. The Company also acquired and operates retail bookstores in connection with these operations.

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

         Historically, the wholesale periodical distribution industry has not been characterized by significant competition. Because publishers and retailers have recognized the favorable economics of local distribution, they have supported the exclusive territories that have evolved over time, minimizing competition from neighboring local or regional wholesalers. Recently, however, these barriers have begun to break down leading to a more competitive environment as a result of the following trends:

o Vendor Consolidation Efforts of Large Retailers. Many national retailers such as Wal-Mart have begun consolidating the number of suppliers from which they purchase in an effort to streamline their purchasing process. This change in purchasing behavior has been driven, among other reasons, by the retailers' demands for chain-wide or divisional billing to minimize their administrative costs, by standardization of improved service levels, and by an opportunity to improve profitability. This trend has begun to eliminate the traditional regional barriers that have existed in the industry for decades and has shifted the emphasis of the wholesaler/retailer relationship from the local level to the corporate or regional level.

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

o Industry Consolidation. The industry recently has undergone considerable consolidation for several reasons. Because they must operate under the constraints of a price ceiling established by the publishers, successful wholesalers have concentrated on cost cutting measures in order to remain competitive. Through mergers and consolidations with competitors in neighboring regions, local wholesalers have been able to achieve significant cost savings and economies of scale in their distribution operations by consolidating distribution plants and eliminating redundant overhead.

o Marketing Initiatives with Retailers. As "direct store delivery" vendors, periodical wholesalers are responsible for determining the most effective way to market their products in a particular retail location. Wholesalers' merchandising decisions typically rely upon information derived from knowledge of buying habits of consumers, distribution and return records by title and issue of each magazine, and other related information for each retail location. This historical information is kept in a database known as "Order & Regulation Records" which is owned and maintained by the wholesaler. It enables the wholesaler to electronically monitor and evaluate the historic distribution information for greater efficiency and profit.

o Technology Initiatives with Retailers. In addition to maintaining Order & Regulation Records, the most successful wholesalers, including the Company, have used other tools to work with retailers to increase sales and profitability of periodicals. These include "Electronic Data Interchange" and "Efficient Consumer Response". Electronic Data Interchange uses bar codes and UPC codes in conjunction with sophisticated scanning systems to track the movement of periodicals between the wholesaler and retailer as well as control the billing process throughout the distribution chain. Efficient Consumer Response is a real time analysis tool that assists the wholesaler in tracking the retailers' periodical sales within a given month. It enables the wholesaler to manage the allocation of products within a given month and replenish or re-deploy in store inventory where needed.

o Process Automation. The periodical distribution process involves a significant amount of labor for activities such as sorting, scanning, loading and unloading trucks and shredding returned periodicals. Consistent with such a business model, labor costs represent one of the largest operating expenses of most wholesalers. In an effort to reduce overhead expenses, wholesalers have increasingly sought to automate the handling of the magazines they distribute through the acquisition and development of more sophisticated and integrated machinery and equipment.

o Department of Justice. There has been an investigation of the magazine distribution industry by the Antitrust Division of the U.S. Department of Justice. The investigation originated in the Northwest Office of the U.S. Department of Justice in Cleveland, Ohio. The complete nature, target, and focus of the investigation is unclear. To the knowledge of management, none of the Acquisition Parties has been identified as a target of the investigation. Each of the wholesaler Acquisition Parties has provided documents, and some of them have provided deposition testimony. The current status of the investigation is not known.

FINANCING ARRANGEMENTS

         Each of the Exchange Agreements contemplates that stock or assets of the various Acquisition Parties will be contributed to the Company in exchange for Common Stock of the Company, valued at $1.50 per share (pre-split), and for Senior and Subordinated Debentures. The Company has entered into a Debenture Agreement (the "Debenture Agreement") with the Stoll Shareholders, the Michiana Shareholders, the Klein Shareholder, the OPD Shareholders, the Scherer Shareholders and the Scherer Affiliates pursuant to which the Debentures are being issued. In addition, the Company will issue a $4,500,000 Subordinated Debenture and a cash payment of $500,000 in exchange for a $5,000,000 note owned by OPD to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director nominee. In connection with this transaction R. David Thomas will purchase an additional $500,000 of common stock. The Company also intends to issue $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

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

         In markets serviced by the Combined Company, the business of certain large retail chains such as WalMart and K Mart was lost early in calendar 1996. However, the Company obtained increases in new business from chains previously serviced by other wholesalers not part of the Combined Company. Other increases in new business came from the increased use of high impact marketing programs in large retail customer locations. On a pro-forma basis the revenues of UNIMAG increased by 1.4% from 1995 to 1996.

         The most significant development during 1996 was the reduction in revenue from existing chain customers where new discounts, rebates and amortization of signing bonuses caused an approximate 5% reduction in revenue without a corresponding reduction in the related cost of the products for equivalent numbers of magazines sold. As a result the Company realized less revenue per comparable magazine sold in 1996 versus 1995.

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

         Selling, general and administrative expenses, as a percent of revenue, increased by 1.5% to 27.7% in 1996 versus 26.2% in 1995. Included in this increase was administrative cost increases in 1996 over 1995 of $1,049,000 for legal and accounting expenses. Payroll expenses, the largest operating expense component, increased in 1996 over 1995 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. The reduction in revenue from discounts, rebates and amortization during 1996 reduced the comparative revenue base. Without this reduction in revenue, the selling, general and administrative percent would have been 26.9% instead of the 27.7% amount.

         Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and to the amortization of goodwill relating to the several business combinations in 1996. The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of $17,083,000 for Michiana, $50,173,000 for Stoll, $33,290,000 for Klein,
$789,000 for Read-Mor and $39,631,000 for Scherer Affiliates. This goodwill is being amortized over 40 years with 1996 amortization of two months for Michiana, Stoll, Read-Mor and Scherer Affiliates and two weeks for Klein.

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

         The 1995 EBITDA was increased by $3,017,000 for non recurring favorable lawsuit settlements and for other favorable debt settlements related to a now inactive subsidiary. On January 26, 1995 UNIMAG reached final settlement of the lawsuit against Prudential Insurance Company of America and two of its affiliates. As part of the settlement UNIMAG received $3,000,000, less related professional fees of $648,000. The $2,352,000 net settlement was included in the "other income" and increased the Company's liquidity by a corresponding amount. UNIMAG then used part of the settlement proceeds to negotiate payments to vendors of Team Logos Sportstuff, Inc., an inactive, wholly-owned subsidiary, in final settlement of liabilities to those vendors. These settlements of vendor accounts payable resulted in $665,000 of other income during 1995.

         At September 28, 1996 the Company had current liabilities of $116,474,000 and current assets of $71,291,000 for a working capital deficit of $45,183,000. Included in the $45,183,000 is $6,207,000 of related party debt, and it is anticipated that $4,500,000 of that will be converted to long-term debt. The

Company also has $4,470,000 in current debt and accrued interest related to debentures issued to the Acquisition Parties. The Company is reviewing refinancing alternatives for this debt. The Company also plans further reductions in current liabilities by refinancing of current debt and an infusion of additional working capital using longer term debt or new equity.

         The Company anticipates improvements in EBITDA in fiscal 1997 versus 1996 due to reductions in selling, general and administrative expenses through consolidation synergies. The Company does not anticipate any further declines in gross margins and has identified some opportunities for recovery of some of the lost margin in the latter part of fiscal 1997.

         The acquisition transactions of the Company since June 30, 1996 have added $141 million of goodwill to the Company's assets and $58.5 million of Senior and Subordinated Debentures to the Company's liabilities. On an annual basis the Company anticipates future amortization of approximately $3,524,000 for this goodwill and initial annual interest of approximately $5,050,000 related to these transactions.

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

         The Company is pursuing several alternative forms of additional financing. This additional financing includes approximately $40 million to refinance the Senior Debentures and an approximate $25 million line of credit to consolidate present bank borrowings and to provide additional working capital. This financing alternative cannot be finalized until after the Company's Annual Meeting of Shareholders and there is no assurance that the Company will be able to secure this financing.

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

CASH FLOWS - OPERATING ACTIVITIES

         During 1996 the Company experienced a decline in net cash provided from operations of $(3,402,000) from $2,084,000 in 1995 to a deficit of $(1,318,000) in 1996. The 1996 deficit is due primarily to the net loss of $6,388,000 for 1996; however, the Company also paid $2,002,000 to retailers in net long term prepaid signing bonuses still to be amortized over the lives of the contracts. Both accounts receivable and accounts payable increased by approximately $2,000,000. Other significant increases in cash flow from operations included depreciation and amortization of $2,513,000 and an increase in accrued liabilities, primarily related to legal and accounting expenses, of $3,034,000. During 1995 the cash provided from operations was attributable primarily to the Prudential settlement. As discussed above, the Company is seeking financing to address its working capital deficiencies.

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

         The consolidation of the contiguous Acquisition Parties enables the Company to achieve considerable cost savings and operating efficiencies through the elimination of redundant overhead and the consolidation of overlapping facilities. Subsequent to September 28, 1996 the Company converted nine warehouse locations in the states of Michigan, Ohio and Indiana to delivery depots by consolidating the majority of office and warehouse functions in three locations. The cost to eliminate this redundant overhead and to consolidate was insignificant and was reflected in the periods in which the changes were made. Savings occurred from the elimination of duplicate administrative and distribution functions, and additional savings result from spreading the costs of technology over a larger customer base. Additionally, the consolidation of the businesses of the Company and the Acquisition Parties will increase purchasing power and the ability to negotiate future favorable quantity discounts with publishers and national brokers.

         The Company anticipates that the gross margin pressure which occurred in the latter half of 1996, will continue into 1997. The Company, and the entire industry, has begun the process of margin recovery which includes new negotiations with suppliers regarding pricing and discounts, changing the mix of higher margin magazines versus lower margin magazines, and consolidating book purchases for volume discounts. The Company anticipates a significant recovery over time; however, the amount and timing are not quantifiable at this point in time.

         The decline in the gross margin percent will be offset by reductions in selling, general and administrative expenses to below 20% after the consolidations are complete. The higher percentage of selling, general and administrative in 1996 reflects the impact of absorbing most of the added payroll related costs for increase in service-related product management functions. The future reduction of this percentage will be supported by opportunities to increase the revenue base without a corresponding increase in the related fixed and semi-variable expenses.

         Although a definitive plan had not been adopted prior to September 28, 1996, subsequent to September 28, 1996 the Company anticipates being able through facility consolidations to terminate approximately 15% of the total full-time work force that was in place at September 28, 1996. During fiscal 1997 a plan was defined and has started to be implemented. The additional cost of these terminations have not been significant and were reflected in the period when the termination took place. The annual savings is estimated at approximately $2.7 million, once the plan is fully implemented.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for 1997 and 1998; the Company's plans for the acquisition transactions to be voted on at the next Annual Meeting of Shareholders; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future acquisitions (as discussed in "Background" above); the Company's plans for future consolidations and changes in properties (as discussed in "Operating Synergies" above); the Company's plans for future financing and refinancing (as discussed in "Financing Arrangements" above); the Company's future operational strategies to improve operating cash flow; and other similar expressions concerning matters that are not historical facts.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            UNITED MAGAZINE COMPANY

                           ==========================


                       CONSOLIDATED FINANCIAL STATEMENTS

                AS OF SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                         TOGETHER WITH AUDITORS' REPORT

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

                                 ARTHUR ANDERSEN LLP
Columbus, Ohio,
   January 13, 1997.

                            UNITED MAGAZINE COMPANY

                          Consolidated Balance Sheets
                As of September 28, 1996 and September 30, 1995

-------------------------------------------------------------------------------------
             ASSETS                                        1996               1995
-------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                               $   2,546,785            755,338
  Accounts receivable, net of allowance
  for doubtful accounts of $2,985,000 in
    1996 and $63,000 in 1995                            29,835,357          2,869,762
  Inventories                                           35,746,922          3,096,982
  Marketable securities                                    473,556                 --
  Notes receivable from related parties                  1,352,646                 --
  Prepaids and other                                     1,335,458             58,007
                                                     -------------        -----------
     Total current assets                               71,290,724          6,780,089
                                                     -------------        -----------
PROPERTY AND EQUIPMENT, at cost:
  Land                                                     290,706                 --
  Building and improvements                              2,260,740                 --
  Furniture and equipment                                6,174,452            590,068
  Vehicles                                               4,789,336            479,628
  Leasehold improvements                                   522,336            101,616
                                                     -------------        -----------
                                                        14,037,570          1,171,312
  Less - accumulated depreciation and amortization      (1,585,503)          (475,501)
                                                     -------------        -----------
     Total property and equipment, net                  12,452,067            695,811
                                                     -------------        -----------
ASSETS HELD FOR SALE                                     1,239,605                 --
                                                     -------------        -----------
INVESTMENT IN WILMINGTON:
  Business option                                               --          3,202,672
  Note and interest receivable from Wilmington                  --            524,375
                                                     -------------        -----------
     Total investment in Wilmington                             --          3,727,047
                                                     -------------        -----------
OTHER ASSETS:
  Sales orders and regulation records, net of
   accumulated amortization of $847,475 in 1996 and
   $593,236 in 1995                                        423,720            677,959
  Costs in excess of net assets acquired,
   net of accumulated amortization of $911,143
   in 1996 and $153,965 in 1995                        154,518,179            452,616
  Covenants not to compete, net of amortization of
   $105,362 in 1996                                        538,777                 --
  Notes receivable from related parties                  1,788,645                 --
  Prepaids                                               5,501,703                 --
  Other assets, net                                      3,617,107                 --
                                                     -------------        -----------
     Total other assets                                166,388,131          1,130,575
                                                     -------------        -----------
     Total assets                                    $ 251,370,527        $12,333,522
                                                     -------------        -----------

(Continued on next page)

                            UNITED MAGAZINE COMPANY

                          Consolidated Balance Sheets
                As of September 28, 1996 and September 30, 1995

--------------------------------------------------------------------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY               1996                       1995
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Current portion of debt obligations                $10,822,386                   $113,076
 Current portion of Senior debentures                 3,329,295                         --
 Short-term borrowings * related parties              6,206,853                         --
 Accounts payable                                    70,302,971                  4,763,693
 Accrued expenses                                    12,762,143                    801,291
 Accrued interest on debentures                       1,041,006                         --
 Income taxes payable                                 1,534,602                         --
 Reserve for gross profit on sales returns           10,474,409                    541,499
                                                   ------------                -----------
       Total current liabilities                    116,473,665                  6,219,559

LONG-TERM DEBT OBLIGATIONS                            9,247,711                    137,500

DEBENTURES:
 o Senior                                            36,590,520                         --
 o Subordinated                                      18,559,707                         --

DEFERRED COMPENSATION PLAN                            1,231,041                         --

ACCRUED PENSION OBLIGATION                            2,115,478                         --

POST-RETIREMENT OBLIGATION                            1,450,015                         --

DEALER ADVANCE PAYMENTS AND OTHER                       146,938                     38,750
                                                   ------------                -----------
       Total liabilities                            185,815,074                  6,395,809
                                                   ------------                -----------
COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
  482,140 shares                                      4,329,287                  3,804,185
SHAREHOLDERS' EQUITY:
 Common stock, no par value, 53,250,000 shares
  authorized, 4,283,506 and 4,250,056 issued,
  and 2,676,034 and 2,642,585 outstanding
  (including shares subject to Put Agreements),
  in 1996 and 1995, respectively
                                                            250                        250
 Paid-in capital                                     43,079,563                 42,701,846
 Obligation to issue shares (4,349,476)              65,242,138                         --
 Treasury stock, at cost                                (16,998)                   (16,998)
 Unrealized loss                                        (31,219)                        --
 Minimum pension liability adjustment                  (108,204)                        --

 Retained deficit                                   (46,939,365)               (40,551,570)
                                                   ------------                -----------
       Total shareholders' equity                    61,226,165                  2,133,528
                                                   ------------                -----------
       Total liabilities and shareholders'
         equity                                    $251,370,527                $12,333,522
                                                   ------------                -----------

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            UNITED MAGAZINE COMPANY

                     Consolidated Statements of Operations
         For the Years Ended September 28, 1996 and September 30, 1995

                                                      1996                   1995
                                                 ------------            ------------
NET SALES                                        $ 80,232,472            $ 24,561,801

COST OF SALES                                     (60,277,303)            (17,918,114)
                                                 ------------            ------------
   Gross profit                                    19,955,169               6,643,687

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        (22,203,107)             (6,426,601)

DEPRECIATION AND AMORTIZATION                      (2,511,654)               (553,971)

INCOME (LOSS) FROM INVESTMENT IN WILMINGTON          (163,192)                 32,405

WRITE-OFF OF ASSETS                                        --                (534,102)
                                                 ------------            ------------
LOSS FROM OPERATIONS                               (4,922,784)               (838,582)
                                                 ------------            ------------
+OTHER INCOME (EXPENSES), net:
  Interest expense                                 (1,781,141)               (347,809)
  Interest income                                     182,123                  25,103
  Prudential settlement, net (Note 13.a.)                  --               2,352,170
  Accounts payable settlement gain                         --                 665,135
  Other, net                                          134,007                   8,163
                                                 ------------            ------------
         Total other income (expenses), net        (1,465,011)              2,702,762
                                                 ------------            ------------
INCOME (LOSS) BEFORE TAXES                         (6,387,795)              1,864,180

INCOME TAXES                                               --                      --
                                                 ------------            ------------
NET INCOME (LOSS)                                $ (6,387,795)           $  1,864,180
                                                 ============            ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 3,225,729               2,390,318
                                                 ============            ============
EARNINGS (LOSS) PER SHARE                        $      (1.98)           $        .78
                                                 ============            ============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            UNITED MAGAZINE COMPANY

                Consolidated Statements of Shareholders' Equity
         For the Years Ended September 28, 1996 and September 30, 1995

--------------------------------------------------------------------------------------------------------------------------------
                                      Number of
                                       Shares         Treasury                            Obligation
                                     Outstanding        Shares    Common      Paid-in      to Issue      Treasury    Unrealized
                                    (post-split)    (post-split)   Stock      Capital     Common Stock     Stock        Loss
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, October 1, 1994                   2,139,199   1,606,413     $250    $ 42,467,355    $      --    $     --    $      --

 Issuance of common stock                     22,305          --       --         223,046           --          --           --
 Purchase of shares previously issued         (1,059)      1,059       --              --           --     (16,998)          --
 Shares earned under consulting agreement:
 - 22,315 shares earned in 1994
   issued in 1995                                 --          --       --        (223,046)          --          --           --
 - 23,449 shares earned but not
   issued in 1995                                 --          --       --         234,491           --          --           --
 Net income                                       --          --       --              --           --          --           --

BALANCE, September 30, 1995                2,160,445   1,607,472      250      42,701,846                  (16,998)

 Issuance of common stock                     33,449          --       --         325,491           --          --           --
 Obligation to issue 4,349,476
 shares of common stock                           --          --       --                   65,242,138          --           --
 Shares earned under consulting agreement:
 - 23,449 shares earned in 1995
   issued in 1996                                 --          --       --        (234,491)          --          --           --
 - 25,096 shares earned but not
   issued in 1995                                 --          --       --         286,717           --          --           --
 Unrealized loss on investments held for sale     --          --       --              --           --          --      (31,219)

 Minimum pension liability adjustment             --          --       --              --           --          --           --
 Net loss                                         --          --       --              --           --          --           --

BALANCE, September 28, 1996                2,193,894   1,607,472     $250    $ 43,079,563   $65,242,138   $(16,998)    $(31,219)
---------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------
                                          Minimum
                                          Pension
                                          Liability        Retained
                                          Adjustment        Deficit          Total
-------------------------------------------------------------------------------------
BALANCE, October 1, 1994                   $      --     $(42,415,750)       $51,855

 Issuance of common stock                         --              --         223,046
 Purchase of shares previously issued             --              --         (16,998)
 Shares earned under consulting agreement:
 - 22,315 shares earned in 1994
   issued in 1995                                 --              --        (223,046)
 - 23,449 shares earned but not
   issued in 1995                                 --              --         234,491
 Net income                                       --       1,864,180       1,864,180

BALANCE, September 30, 1995                       --     (40,551,570)      2,133,528

 Issuance of common stock                         --              --         325,491
 Obligation to issue 4,349,476
 shares of common stock                           --              --      65,242,138
 Shares earned under consulting agreement:
 - 23,449 shares earned in 1995
   issued in 1996                                 --              --        (234,491)
 - 25,096 shares earned but not
   issued in 1995                                 --              --         286,717
 Unrealized loss on investments held for sale     --              --         (31,219)

 Minimum pension liability adjustment       (108,204)             --        (108,204)
 Net loss                                         --      (6,387,795)     (6,387,795)

BALANCE, September 28, 1996                $(108,204)   $(46,939,365)   $ 61,226,165
-------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            UNITED MAGAZINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                          INCREASE (DECREASE) IN CASH

                                                        1996           1995
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $(6,387,795)   $ 1,864,180
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities -
  (Income) loss on investment in Wilmington            163,192        (32,405)
  Consulting fee paid with common stock                286,717        234,491
  Gain from settlement of accounts payable                  --       (665,134)
  Accretion of interest on common stock
   subject to put agreements                           525,102        238,161
  Depreciation and amortization                      2,512,574        553,971
  Loss due to write-off of certain assets                   --        534,102
Changes in certain assets and liabilities, net of the
 effect of acquisitions and investments-
 (Increase) decrease in certain assets:
   Accounts receivable                              (2,017,379)      (394,760)
   Inventories                                        (464,131)        (7,146)
   Prepaids and other current assets                   496,841       (242,557)
   Other assets                                       (191,532)            --
   Long-term prepaids                               (2,002,379)            --
 Increase (decrease) in certain liabilities:
   Accounts payable                                  2,053,805          6,912
   Accrued expenses                                  2,924,386       (135,536)
   Reserve for gross profit on sales returns           892,598        123,728
   Dealer advance payments                             108,188          5,525
   Other liabilities                                   (73,289)            --
   Deferred compensation                              (109,181)            --
   Accrued pension obligation                          (95,526)            --
   Post-retirement obligation                           59,611             --
                                                   -----------    -----------
      Net cash provided by operating activities     (1,318,198)     2,083,532
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                (1,066,245)      (153,480)
 Cash (used) for acquisitions, net of cash acquired  1,200,069       (495,167)
 (Issuance) of receipt of payment on notes
   receivable from related parties                     347,941       (500,000)
                                                   -----------    -----------
      Net cash used in investing activities            481,765     (1,148,647)
                                                   -----------    -----------

(Continued on next page)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                          INCREASE (DECREASE) IN CASH
                                  (Continued)

-------------------------------------------------------------------------------
                                                           1996           1995
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under debt obligations                  $ 4,352,266    $   125,000
 Payments on debt obligations                        (1,724,386)    (1,392,753)
 Proceeds from issuance of common stock
  subject to put agreements                                  --        482,140
 Buy-back of common stock                                    --        (16,998)
       Net cash provided by (used in)
          financing activities                        2,627,880       (802,611)

NET INCREASE IN CASH                                  1,791,447        132,274

CASH, beginning of year                                 755,338        623,064

CASH, end of year                                   $ 2,546,785    $   755,338

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
 Cash paid during the year for interest             $   532,000    $   133,000
 Cash paid during the year for taxes                $    49,000    $    20,000
-------------------------------------------------------------------------------

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

                            UNITED MAGAZINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AS OF SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

(1)   ORGANIZATION

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

(e) Marketable Securities - The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115. The Company's investment in marketable securities represent securities that are "available for sale". The securities have been recorded at fair market value as of September 28, 1996 with an unrealized loss of $31,219 reported as a separate component of shareholders' equity.

(f) Property and Equipment - Property and equipment are stated at cost or acquired cost (fair value) after acquisition. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets as follows:

                                    Years
                                    -----
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

(g) Asset Held For Sale - The Company has an airplane that was part of the fourth quarter acquisition. The value assigned represents its estimated fair value.

(h) Prepaid Signing Bonuses - The Company has entered into supplier contracts with many of their large chain customers. As part of the contract UNIMAG paid the customer an up-front payment (signing bonus) for obtaining a multi-year contract. These payments are being amortized straight-line against revenue over the life of the contract.

(i) Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired (goodwill) consists of the excess of the cost to acquire an entity over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating whether goodwill is recoverable, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at September 28, 1996.

(j) Revenue Recognition - Revenues and cost of sales from the sale of periodical inventories are recognized upon shipment to the customers. However, due to the significant volume of merchandise returns that are typical in the periodical industry, the Company records a reserve for merchandise returned. This reserve is based on the gross profit margin on merchandise sold in the current period that is estimated to be returned by the customers in the subsequent period. The Company receives credit for the cost of such returns from the publisher.

(k) Discounts and Rebates - The Company records all discounts and rebates given to the customer on the accrual basis of accounting as a reduction in net sales.

(l) Income Taxes - The Company follows SFAS No. 109 "Accounting for Income Taxes" (SFAS 109). (See Note 8).

(m) Fair Value of Financial Instruments - The carrying amounts of current assets and liabilities approximate their fair market value because of the short-term maturity of these financial instruments. The fair market value of long-term debt is discussed further in Note 5.

(n) Weighted Average Shares Outstanding - The weighted average number of shares outstanding for earnings per share purposes is calculated using common shares issued, shares earned but not issued under a consulting agreement, shares obligated to be issued as well as common shares subject to put agreements. All years presented have been restated to reflect the 1 for 10 reverse split. The shares to be issued upon shareholders approval at the Annual Shareholders Meeting have been included in the weighted average shares outstanding from the respective acquisition dates as discussed in
    Note 4.c.

(o) Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The majority of the Company's revenues are derived from chain and independent grocery stores through the territories discussed in Note 1. No one chain represents a significant portion of the Company's revenue.

(p) Reclassifications - Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

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

      in 000's, except EPS        1996           1995
      --------------------      --------       ---------
   Net Revenue                  $280,751       $276,756
   Net Income (Loss)             (21,523)          (877)
   EPS                          $  (3.09)      $   (.13)

(5)   DEBT OBLIGATIONS

The components of the Company's debt obligations at September 28, 1996 and September 30, 1995 are as follows:

    Short Term Borrowings
    ---------------------
    The Company has short term demand notes as of September 28, 1996 as follows:

                                                 1996
                                              ----------
           (a) Note from shareholder          $5,000,000
           (b) Other related parties           1,206,853
                                              ----------
                                              $6,206,853
                                              ==========

    (a) The Company has a $5 million note from a company affiliated with a shareholder. This loan was assumed as part of the acquisitions made during the fourth quarter. The note accrues interest at 11.75% and is collateralized by 5 million shares of UNIMAG stock. This note is anticipated to be converted to a subordinated debenture in 1997.

    (b) The other related party loans are primarily with employees of Michiana. These notes are unsecured and accrue interest at a rate of 8%.

    Long term Debt Obligations
    --------------------------

                                                    1996        1995
                                                -----------   ---------
    (a) Lines of Credit                         $ 7,778,192    $ 63,076
    (b) Term Loans with financial institutions    1,973,453          --
    (c) Seller Financing                          8,998,622          --
    (d) Loans from Related Parties                  320,132     187,500
    (e) Notes with Publishers                       999,698          --
                                                -----------   ---------
    Total                                        20,070,097     250,576
    Less: current portion                       (10,822,386)   (113,076)
                                                -----------   ---------
    Long-term portion of debt obligations        $9,247,711   $ 137,500
                                                ===========   =========

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

    Michiana, acquired by the Company in the fourth quarter of 1996, has guaranteed debt of one of its affiliated companies. The outstanding balance of this guaranteed debt was approximately $882,000 at September 28, 1996. The bank has agreed to terminate this guarantee upon the closing of the acquisition transactions and the repayment by UNIMAG of outstanding Michiana debt totaling approximately $1.6 million. The $1.6 million of debt is guaranteed by two former shareowners of Michiana.

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

    Shareholder Debentures
    ----------------------

    As part of the acquisitions described in Note 4, the Company issued Senior and Subordinated debentures. The components of these debentures are as follows:

       ------------------------------------------------------------------
       Shareholder Group                          Senior    Subordinated
       ------------------------------------------------------------------
       Stoll Company                         $16,800,000     $ 9,105,267
       Michiana                                3,500,000       2,334,256
       Scherer Affiliates                      9,197,604       1,527,309
       Klein                                  10,180,000       5,498,281
       Read-Mor                                  242,211          94,594
       Total                                  39,919,815      18,559,707

       Less: current portion                  (3,329,295)             --
       Long-term portion of debentures       $36,590,520     $18,559,707
       ------------------------------------------------------------------

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

         The subordinated debentures began to accrue interest on July 1, 1996 (August 24, 1996 for Klein) at 10% payable quarterly commencing on the closing date of the acquisitions (Annual Shareholders Meeting). Quarterly principal payments are scheduled from April 1, 1999 through January 1, 2004. However, no payments on subordinated debentures are allowed until all senior debentures have been paid. The subordinated debentures are secured by all the assets of the Company, however, these subordinated debentures are subordinated to the senior debentures.

Maturities of all debt obligations at September 28, 1996, are as follows:

                     Long-Term
  Fiscal Year     Debt Obligations    Debentures           Total
  -----------     ----------------    ----------           -----
      1997        $10,822,386        $ 3,329,295        $14,151,681
      1998          2,408,000          7,489,000          9,897,000
      1999          2,271,000         10,171,000         12,442,000
      2000          1,193,000         12,027,000         13,220,000
      2001            485,000         12,027,000         12,512,000
   Thereafter       2,890,711         13,436,227         16,326,938
                  -----------        -----------        -----------
      Total       $20,070,097        $58,479,522        $78,549,619
                  ===========        ===========        ===========

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

(6)   LEASE COMMITMENTS

    UNIMAG or its subsidiaries have entered into operating lease agreements for facilities and certain vehicles and equipment. Expenses related to these leases were as follows:

              -------------------------
              1996           $1,344,000
              -------------------------
              1995           $  384,000
              -------------------------

    As of September 28, 1996, the future minimum annual rental commitments of lease agreements are as follows:

                    Related
    Fiscal Year      Party             Other             Total
    -----------      -----             -----             -----
      1997        $  871,000        $1,458,000        $2,329,000
      1998           604,000         1,077,000         1,681,000
      1999           434,000           628,000         1,062,000
      2000           112,000           535,000           647,000
      2001             7,000           404,000           411,000
    Thereafter            --           201,000           201,000
                  ----------        ----------        ----------
      Total       $2,028,000        $4,303,000        $6,331,000
                  ==========        ==========        ==========

(7)   COMMON STOCK

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

(8)   INCOME TAXES

The provision (benefit) for income taxes for the years ended September 28, 1996 and September 30, 1995 is as follows:

---------------------------------------------------------------------------
                                                     1996          1995
---------------------------------------------------------------------------
Current tax expense:
 Federal                                         $        --     $   6,000
 State                                                    --            --
Deferred tax expense (benefit):
  (Increase) decrease in deferred tax assets      (2,555,000)      497,000
  Increase (decrease) in valuation allowance       2,555,000      (503,000)
                                                 -----------     ---------
     Income tax provision                        $        --     $      --
                                                 ===========     =========

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

      The following table sets forth the plan's funding status and amounts recognized in the Company's financial statements at September 28, 1996:

      ---------------------------------------------------------------------
      Actuarial present value of benefit obligations:
      ---------------------------------------------------------------------

        Vested benefit obligations                              $ 3,429,833
        Non-vested benefit obligations                              177,718

      Accumulated benefit obligation (ABO)                      $ 3,607,551
      Projected benefit obligation (PBO)                        $ 3,607,551
      Plan assets at fair value                                  (1,793,548)
      Projected benefit obligation in excess of plan assets       1,814,003
      Unrecognized net loss                                        (108,204)
      Accrued pension cost                                        1,705,799
      Additional minimum pension liability                          108,204
      Accrued pension and minimum liability                     $ 1,814,003
      ---------------------------------------------------------------------

      The key assumption used in determining the projected benefit obligation in 1996 were as follows:

          ---------------------------------------------------
          Discount rate                                    7%
          ---------------------------------------------------
          Expected long-term rate of return on assets      8%
          ---------------------------------------------------

      Net pension cost for 1996 included the following components:

      --------------------------------------------------------------------
      Asset loss                                                $ (89,027)
      --------------------------------------------------------------------
      Service cost                                                 56,961
      Interest cost on projected benefit obligation               179,674
      Actual return on plan assets                                 (9,125)
          Net pension cost                                      $ 138,483
      --------------------------------------------------------------------

      Funding of the plan was approximately $200,000 in 1996.

      Other Pension Plan

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

      --------------------------------------------------------------------
      Actuarial present value of benefit obligations:
      --------------------------------------------------------------------
         Vested benefit obligations                           $ 2,747,977
         Non-vested benefit obligations                           240,453

      Accumulated benefit obligation (ABO)                    $ 2,988,430

      Projected benefit obligation (PBO)                      $ 2,988,430
      Plan assets at fair value                                (2,686,955)
      Accrued pension liability                               $   301,475
      --------------------------------------------------------------------

      The key assumptions used in determining the projected benefit obligation at September 28, 1996 were as follows:

               Discount rate                                  8%
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

      The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheets:

                                                            September 28,
                                                                1996
                                                            -------------

      Accumulated postretirement benefit obligations:
       Current retirees                                       $  685,176
       Other fully eligible participants                         242,825
       Other active plan participants                            515,613
                                                              ----------

      Accumulated postretirement benefit obligations in
       excess of plan assets                                   1,443,614
      Unrecognized net gain                                        6,401
                                                              ----------
      Accrued postretirement benefit cost                     $1,450,015
                                                              ==========

      Net periodic postretirement benefit cost includes the following components:


          Service cost                                           $27,610
          Interest cost                                           66,455
                                                                 -------
          Net periodic postretirement benefit cost               $94,065
                                                                 =======

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

          The expense was $537,677 and $468,982 in 1996 and 1995, respectively. The $537,677 is to be paid in cash of $250,960 and through the issuance of 25,096 shares of UNIMAG stock (post-reverse split).

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

      (d) The Company has lease agreements for facilities from the former owners of the fourth quarter acquisitions. These lease payments will be approximately $187,000 in 1996.

(12)  INVESTMENT IN WILMINGTON

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

(13)  CONTINGENCIES AND COMMITMENTS

      (a) Prudential Settlement

          In January, 1992, UNIMAG filed an $85 million suit against Prudential Insurance Company of America and two of its affiliates in the United States District Court for the Southern District of Ohio, Eastern Division. The suit charges the insurer and its affiliates with breaching agreements to provide $10 million in equity and $40 million in financing for the acquisition of SNC and future acquisitions. This breach forced UNIMAG to make other corporate reorganization and financing arrangements detrimental to its business and caused it to suffer unanticipated related expenses and loss of profits.

          On January 26, 1995, the Company reached final settlement of its lawsuit against Prudential Insurance Company of America and two if its affiliates. As part of the settlement, the Company received $3,000,000 less related professional fees of $647,798.

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

      (g) Other Legal Matters

          The Company has been named as a defendant in various litigation matters including those discussed above. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies for all legal matters and the current or threatened litigation matters will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The information concerning the directors, executive officers, promoters and control persons of the Registrant are incorporated by reference from the sections of the Company's Preliminary Proxy Statement filed in June 1997 for its 1997 Annual Meeting of Shareholders entitled "Election of Directors -- Nominees for Election" which is filed as Exhibit 99 to this Form 10-KSB.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated by reference from the Section of the Company's Preliminary Proxy Statement filed in June 1997 for its 1997 Annual Meeting of Shareholders entitled "Election of Directors -- Executive Compensation" which is filed as Exhibit 99 to this Form 10-KSB.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         The following tables set forth, to the knowledge of management, the number of shares of Common Stock of the Company and the percentage of outstanding shares of Common Stock of the Company represented thereby, owned directly, indirectly and beneficially by: (a) each person or entity who is the beneficial owner of more than 5% of the shares of Common Stock of the Company outstanding as of May 30, 1997, (b) each person or entity who is expected to become a holder of more than 5% of the outstanding shares of Common Stock of the Company following the Acquisitions, (c) each executive officer, director, and director nominee of the Company, and (d) all executive officers and directors of the Company as a group. The tables reflect the anticipated one-for-ten reverse stock split to be presented to the shareholders for approval at the 1997 Annual Meeting of Shareholders. The following tables also reflect the number of shares of Common Stock of the Company owned, and the percentage of outstanding shares of Common Stock of the Company for each of the foregoing, as adjusted to reflect completion of the Acquisitions, the future issuance of 25,096 shares (post split) of Common Stock to MDI, the proposed issuance of 33,333 shares (post split) to R. David Thomas, and assume the exercise of warrants held by the Bank of Boston Connecticut to acquire 5,000 shares (post split) of Common Stock of the Company. The tables also have been adjusted to reflect adjustments to net worth based on the preliminary unaudited balance sheets as of June 30, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates (and August 23, 1996 for Klein). No other rights, options, and warrants to acquire any of the Company's securities are presently outstanding.

TABLE FOR MORE THAN FIVE PERCENT (5%) SHAREHOLDERS


----------------------------------------------------------------------------------------------------------------------
                                                                                               After Completion
                                                                                               of Acquisitions
                                       Number of Shares of          Percentage of              ---------------
Name and Address                       Common Stock                 Common Stock          Anticipated
of Beneficial Owner                    Beneficially Owned (1)       Outstanding (2)       # of Shares     Percentage(2)
-----------------------------------------------------------------------------------------------------------------------
Ronald E. Scherer                      1,045,600(3)(5)(6)(7)(10)     39.00%           1,747,530(3)(5)          24.65%
Chairman of the Board
of Directors, President
and Chief Executive Officer
5131 Post Road
Dublin, OH 43107

Ohio Periodical                          500,000(3)(6)(7)            18.65%                   0(7)                 0%
Distributors, Inc.
5131 Post Road
Dublin, OH 43017

The Roger L. Scherer                     500,000(7)                  18.65%           1,180,498(7)             16.65%
Trust FBO Ronald E. Scherer
U/A 6/14/79
100 East Broad Street
Columbus, Ohio 43215

The Roger L. Scherer                     500,000(7)                  18.65%           1,180,498(7)             16.65%
Trust FBO Linda Hayner
Talbott U/A 6/14/79
100 East Broad Street
Columbus, Ohio 43215

Linda Hayner Talbott                     510,550(7)                  19.04%           1,212,480(7)             17.10%
5131 Post Road
Dublin, Ohio 43017

R. David Thomas                          300,000(6))                 11.19%             333,333                 4.70%
One Bay Colony
Ft. Lauderdale, FL 33308
-----------------------------------------------------------------------------------------------------------------------

(continued)

----------------------------------------------------------------------------------------------------------------------
                                                                                               After Completion
                                                                                               of Acquisitions
                                       Number of Shares of          Percentage of              ---------------
Name and Address                       Common Stock                 Common Stock          Anticipated
of Beneficial Owner                    Beneficially Owned (1)       Outstanding (2)       # of Shares     Percentage(2)
-----------------------------------------------------------------------------------------------------------------------
Richard H. Stoll, Sr.                         0(5)                        0%             391,693(5)(11)          5.53%
Director Nominee
6477 Mill Ridge Road
Maumee, Oh. 43537

George R. Klein                               0(5)                        0%           1,087,881(5)             15.35%
Director Nominee
1771 East 30th Street
Cleveland, Ohio 44114


Magazine Distributors, Inc.             153,608(8)                     5.73%             178,704                 2.52%
100 Cantiague Rock Rd.
Hicksville, NY 11801


Doris Marshal                           237,302(4)                     8.85%             237,302                 3.35%
P. O. Box 5503
Martinsville, VA 24115
------------------------------------------------------------------------------------------------------------------------


TABLE FOR EXECUTIVE OFFICERS, DIRECTORS AND DIRECTOR NOMINEES

----------------------------------------------------------------------------------------------------------------------
                                                                                               After Completion
                                                                                               of Acquisitions
                                       Number of Shares of          Percentage of              ---------------
Name and Address                       Common Stock                 Common Stock          Anticipated
of Beneficial Owner                    Beneficially Owned (1)       Outstanding (2)       # of Shares     Percentage(2)
-----------------------------------------------------------------------------------------------------------------------
Ronald E. Scherer                     1,045,600(3)(5)(6)(7)           39.00%           1,747,530(3)(5)(7)       24.65%
Chairman of the Board
of Directors, President
and Chief Executive Officer
5131 Post Road
Dublin, OH 43107

David B. Thompson                        61,164(3)                     2.28%              61,164(3)                *
Director and Treasurer
5131 Post Road
Dublin, Ohio 43017
-----------------------------------------------------------------------------------------------------------------------
Eugene J. Alfonsi                         5,000                         *                  5,000                   *
Director
5131 Post Road
Dublin, Ohio 43017
-----------------------------------------------------------------------------------------------------------------------

(continued)

----------------------------------------------------------------------------------------------------------------------
                                                                                               After Completion
                                                                                               of Acquisitions
                                       Number of Shares of          Percentage of              ---------------
Name and Address                       Common Stock                 Common Stock          Anticipated
of Beneficial Owner                    Beneficially Owned (1)       Outstanding (2)       # of Shares     Percentage(2)
-----------------------------------------------------------------------------------------------------------------------
Thaddeus A. Majerek                           0(5)(9)                     0%             262,435(5)(9)           3.70%
Director
2232 S. 11th Street
Niles, MI 49120

Robert H. Monnaville, Jr.                39,925                         1.49%             39,925                   *
Director
62 Harper Avenue
Waterbury, CT 06705

Thomas L. Gerlacher                       1,900                            *               1,900                   *
Chief Financial Officer
5131 Post Road
Dublin, Ohio 43017

Nancy Stoll Lyman                             0(5)                         0             142,420(5)(10)          2.01%
Director Nominee
203 N. Wabash, Suite 1504
Chicago, IL 60601

William D. Parker                             0                            0                   0                    0
Director Nominee
5131 Post Road
Dublin, Ohio 43017

Richard H. Stoll, Sr.                         0(5)                         0             391,693(5)(11)          5.53%
Director Nominee
6477 Mill Ridge Road
Maumee, Ohio 43537

R.L. Richards                             1,250                            *               1,250                   *
Director Nominee
5131 Post Road
Dublin, Ohio 43017

George R. Klein                               0(4)                         0           1,087,881                15.35%
Director Nominee
1771 E. 30th Street
Cleveland, Ohio 44114
-----------------------------------------------------------------------------------------------------------------------

(continued)

----------------------------------------------------------------------------------------------------------------------
                                                                                               After Completion
                                                                                               of Acquisitions
                                       Number of Shares of          Percentage of              ---------------
Name and Address                       Common Stock                 Common Stock          Anticipated
of Beneficial Owner                    Beneficially Owned (1)       Outstanding (2)       # of Shares     Percentage(2)
-----------------------------------------------------------------------------------------------------------------------
All Directors and Executive           1,154,839                        43.07%          3,741,198                52.78%
Officers as a Group
(6 persons before the Annual
Meeting, 11 persons after the
Annual Meeting)
-----------------------------------------------------------------------------------------------------------------------

* Less than 1%

          (1) Unless otherwise specified, the beneficial owners of the shares of Common Stock have sole voting and investment power over such shares.

          (2) The total number of shares of Common Stock of the Company outstanding on the date hereof, assuming the exercise of warrants held by the Bank of Boston Connecticut to acquire 5,000 shares, is 2,681,034 shares. None of the executive officers, directors or holders of more than 5% of the Company's issued and outstanding Common Stock hold any options or warrants to acquire Common Stock. The anticipated number of shares outstanding after completion of the Acquisitions and the issuance of shares to MDI, L. P., assuming the exercise of warrants held by the Bank of Boston Connecticut to acquire 5,000 shares and the anticipated purchase of 33,333 shares by R. David Thomas, is 7,088,939.

          (3) For Ronald E. Scherer, includes 500,000 shares of Common Stock of the Company owned by OPD, which Ronald E. Scherer is entitled to vote as the Chief Executive Officer of OPD, but does not include 58,900 shares of Common Stock of the Company held of record by RAP Diversified, Inc. ("RAP"), the sole shareholder of which is David B. Thompson, Trustee for a trust of which the children of Ronald E. Scherer are the beneficiaries. Mr. Scherer disclaims any beneficial ownership of such shares of RAP. The shares of RAP are reflected as beneficially owned by Mr. Thompson.

          After the completion of the Acquisitions, includes 133,542 (1.88%) shares of Common Stock of the Company to be received by Northern in the Exchange Transactions and 48,260 (0.68%) shares of Common Stock of the Company to be received by Wholesalers in the Exchange Transactions. Mr. Scherer is expected to have voting power over the shares of Common Stock of the Company held by these companies by virtue of his position as Chief Executive Officer of these Companies.

          (4) Does not include 122,419 shares of Common Stock of the Company (4.57%) held by Mrs. Marshall's son, David Marshall, and 122,419 shares of Common Stock of the Company (4.57%) held by Mrs. Marshall's daughter, Miranda Marshall, all of which shares of Common Stock of the Company are subject to Put Agreements between the Company and each of Mrs. Marshall's children.

          (5) All of such shares of Common Stock of the Company are subject to a shareholders' voting agreement dated as of October 9, 1996, among Ronald E. Scherer, certain of the Scherer Affiliates, the Stoll Shareholders, the Michiana Shareholders and the Klein Shareholder, pursuant to which they have agreed to act together in the election of directors of the Company until such time as all principal and interest on the Debentures have been paid in full. The parties to the agreement have agreed to vote for the election to the Board of Directors of two Scherer representatives, two Stoll representatives, one Michiana representative and two Klein representatives. The agreement is limited only to the election of seven directors until such time as the Debentures have been paid in full. Parties to the Agreement do not share voting or investment power over the securities held by the other parties to the Agreement.

          (6) Ronald E. Scherer, OPD and R. David Thomas have agreed to vote their shares of Common Stock of the Company in favor of the acquisitions of Stoll, Michiana, Klein and the Scherer Affiliates and to vote in favor of the reverse stock split at the Annual Meeting of Shareholders.

          (7) 49.5% of the stock of OPD is owned by a trust established for the benefit of Ronald E. Scherer and his family, and 49.5% of the stock of OPD is owned by a trust established for the benefit of Linda Hayner Talbott, the sister of Ronald E. Scherer, and her family. The trusts are reflected in the foregoing table as beneficially owning the Company stock owned by OPD because the trusts are stockholders of OPD. In connection with the merger of OPD into the Company, the shares of stock of the Company owned by OPD will become treasury stock of the Company. The two trusts will become direct shareholders in the merger. Additionally, each of the trusts will become beneficial owners of the shares of stock of the Company owned by the other trust due to shared voting arrangements. The two trusts will also become beneficial owners of shares of stock received by Wholesalers and Northern in the Acquisitions because the trusts are stockholders of these entities. Mr. Scherer and Ms. Talbott are reflected in the table as beneficially owning the shares of stock owned by the trusts.

          (8) Does not include approximately 25,096 shares of Common Stock of the Company which will be issued in 1997 under terms of the Company's agreement with MDI.

          (9) Includes 262,435 (3.70%) shares of Common Stock of the Company to be owned by a trust over which Thaddeus A. Majerek is expected to have voting power as one of the co-trustees. Does not include 273,146 (3.85%) shares of Common Stock of the Company to be owned by another family trust, over which Mr. Majerek disclaims any beneficial ownership because he will not have voting or investment power over the Company stock.

          (10) Does not include 1,816,047 (25.62%) shares of Common Stock of the Company to be received by the other Stoll Shareholders, over which Nancy Stoll Lyman disclaims any beneficial ownership.

          (11) Does not include 1,566,773 (22.10) shares of Common Stock of the Company to be received by the other Stoll Shareholders, over which Richard H. Stoll, Sr. disclaims any beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 11 of the United Magazine Company consolidated financial statements as of September 28, 1996, included in Item 8 of this report. Other information provided under this Item is incorporated by reference from the section of the Company's Preliminary Proxy Statement filed in June 1997 for its 1997 Annual Meeting of Shareholders entitled "The Stock and Asset Exchanges -- Conflicts of Interest and Related Party Transactions" which is filed as Exhibit 99 to this Form 10-KSB.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

      21    Subsidiaries of the Registrant

                                                                            Name in Which
                                             Jurisdiction of                Incorporation or Business
            Name of Subsidiary               Organization                   Is Conducted
            ------------------               ------------                   ------------
            Current Subsidiaries:

            Service News Company             Connecticut                    Yankee News Company

            Imperial News Co., Inc.          Delaware                       Imperial News

            Team Logos Sportstuff, Inc.      Ohio                           Team Logos and Sportstuff

            Sportstuff Marketing, Inc.       Ohio                           Sportstuff Marketing

            UNIMAG I, Inc.                   Delaware                       Team Logos and Sportstuff
            (subsidiary of Team
            Logos Sportstuff, Inc.)

            Service News Company of          North Carolina                 Service News and
            North Carolina (acquired                                        Wilmington
            January 13, 1996)

            Triangle News Company            Pennsylvania                   Triangle and Pittsburgh
            (acquired January 23, 1996)

            Acquisition Transaction Subsidiaries:

            Michiana News Service, Inc.      Michigan                       Michiana

            MacGregor News Service, Inc.     Michigan                       MacGregor

            The Stoll Companies              Ohio                           Stoll

            Ohio Periodical Distributors,    Ohio                           OPD
            Inc

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

                                      UNITED MAGAZINE COMPANY

Date   June 16, 1997                  by  /s/
       -------------                      ---------------------------
                                          Ronald E. Scherer, President

Pursuant to the required Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities as stated as of the dates indicated below, and in the capacities indicated.

  Signature                   Title                   Date
  ---------                   -----                   ----
/s/                     Chairman, President        June 16, 1997
-----------------       and Chief Executive                 ----
Ronald E. Scherer       Officer


/s/                     Director and Treasurer,    June 16, 1997
-----------------                                           ----
David B. Thompson


/s/                     Director, Vice President   June 16, 1997
-----------------                                           ----
Eugene J. Alfonsi


/s/                     Chief Financial            June 16, 1997
-------------------     Officer                             ----
Thomas L. Gerlacher

                                   EXHIBIT 99

EXCERPT OF PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF SHAREHOLDERS WHICH HAVE BEEN INCORPORATED BY REFERENCE INTO THE FORM 10-KSB,

I. "THE COMPANY AND THE COMBINED COMPANY -- BUSINESS, COMBINED REVENUES, EMPLOYEES, PRODUCTS, SUPPLIERS AND PRICING, DISTRIBUTION SYSTEMS, MARKETING AND SALES, THE SMARTS SYSTEM, CUSTOMERS AND COMPETITION"

                      THE COMPANY AND THE COMBINED COMPANY

BUSINESS

         The Company is a regional wholesaler of periodicals. It distributes its products to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores, and newsstands that offer mass market reading materials to consumers. The Company conducts its operations through the following three active operating subsidiaries: Service News Company of Connecticut, ("Yankee" or "Connecticut"); Service News Company of Wilmington, North Carolina ("Service News" or "Wilmington"); and Triangle News Company of Pittsburgh, Pennsylvania ("Triangle" or "Pittsburgh").

         During June of 1996, the Company sold its other active subsidiary, Reader's Choice, Inc. of Dublin, Ohio, a company engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers. The operations of Reader's Choice, Inc. are not significant, and the sale will not have a material effect on the Company. In addition, the Company has three inactive subsidiaries which have ceased operations: Sportstuff Marketing, Inc., Team Logos Sportstuff, Inc. (which includes its inactive subsidiary UNIMAG I) and Imperial News Co., Inc.

COMBINED REVENUE

         Following the consummation of the proposed exchange and acquisition transactions, the Combined Company will have an estimated market share of greater than fifty percent (50%) in the Ohio, Indiana, Michigan and western Pennsylvania area. It is expected that the proposed transactions with the Acquisition Parties will transform the Company from an entity which generated annualized net sales of approximately $57 million in fiscal year 1995 (from Yankee, Wilmington, and Pittsburgh) to a Company with combined net sales, on a pro forma basis, for fiscal year 1996 of approximately $280 million for all entities.

EMPLOYEES

         At September 30, 1996, the Company employed approximately 398 employees, of which 124 were represented by various locals of the Teamsters Union with contracts expiring in 1996 through 2001. Such employees were staffed substantially as set forth in the tables below. It is anticipated that the Combined Company initially will employ approximately 1,993 individuals, of which 246 will be represented by various locals of the Teamsters Union with contracts expiring in 1996 through 2001. In the opinion of management of each of the Acquisition Parties, relations with both union and non-union employees of such Acquisition Parties have been satisfactory.

The Company

---------------------------------------------------------------------------------------
                                                                        Part-time
      Position              Union     Non-Union      Total          (Included in Total)
---------------------------------------------------------------------------------------
Management
   and Supervisors              1           15              16               0
Administrative and Office       7           32              39               2
Sales                           4            4               8               0
Warehouse                      48           40              88              21
Drivers                        64           24              88               5
In-Store Service                0          125             125              92
Retail and Other                0           34              34              23
                              ---          ---             ---             ---
Total                         124          274             398             143
                              ---          ---             ---             ---
---------------------------------------------------------------------------------------

The Combined Company

---------------------------------------------------------------------------------------
                                                                        Part-time
      Position              Union     Non-Union      Total          (Included in Total)
---------------------------------------------------------------------------------------
Management and
   Supervisors                  1          159             160               0
Administrative and Office      15          170             185              13
Sales                           4           67              71               0
Warehouse                     104          295             399              65
Drivers                       122          160             282               8
In-Store Service                0          695             695             620
Retail and Other                0          201             201             145
                              ---        -----           -----             ---
Total                         246        1,747           1,993             851
                              ---        -----           -----             ---
---------------------------------------------------------------------------------------

         Management is currently reviewing the appropriate staffing plan for the Combined Company and expects significant employee reductions and labor cost savings as the operations of the Acquisition Parties are consolidated in the 12 months following the consummation of the proposed transactions.

PRODUCTS

         The Company generates revenue primarily from the sale and distribution of mass market reading materials including magazines, paperback and hardback books, newspapers and other complementary items.

         o Magazines. There are over 3,500 different magazine titles published annually which focus on a diverse range of consumer interest topics. Sales of magazines currently represent approximately 83% of total Company revenue.

         o Books. The Company distributes an average of 2,750 different paperback and hardcover titles per year at an average retail price of $5.25 per book. The process by which the Company selects book titles for resale is different from the periodical selection process in that book publishers, rather than regional periodical wholesalers, customarily control the product allocation process. Historically, book publishers have allocated most of their available titles to the large book store chains where a high level of retail sales was assured.

              However, because of recent pricing pressure exerted by the large retailers, book publishers have become interested in allocating more books and titles to alternative retailers like supermarkets where gross margins are higher.

                  Sales of paperback and hardcover books currently represent approximately 15% of total Company revenue. However, management believes that because of the pricing pressure experienced by book publishers from large book store chains, as well as the desire of the Company's existing customer base (especially large supermarket chains) to carry alternative products, sales of paperback and hardcover books are expected to become a more significant percentage of total Combined Company revenue.

         o Newspapers. In selected markets, specifically Connecticut and Pennsylvania, the Company distributes over 50 local and national newspapers including daily, weekly and Sunday only titles seven days a week. The newspaper routes are run separately and on an earlier schedule than periodicals. Although profit margins on newspapers are lower than books and magazines, the Company will continue to provide this service to those select retail customers. Sales of newspapers currently represent approximately 1% of total Company revenues.

         o Other. The Company also distributes other items such as trading cards, maps and calendars; however, this category does not represent a significant component of the Company's business. Sales of these items currently represent approximately 1% of total Company revenues.

         It is anticipated that the Combined Company will also generate revenues from substantially the same product segments, although the Company expects that, with the customer and market diversification which will occur following the completion of all of the transactions, the relative contribution of certain product segments to revenues of the Combined Company may differ significantly from those experienced by the Company.

SUPPLIERS AND PRICING

         The retail prices of the periodicals that the Company distributes are established by publishers such as Time Warner, Hearst and Hachette. The Company purchases approximately 75% of its product, representing approximately 70% of accounts payable, from four national wholesalers - Warner Distribution Services, ICD/The Hearst Corporation, Murdoch and Curtis Circulation Co. These purchases are made under long-standing relationships, and there are no formal purchase agreements. The product is purchased from the wholesaler at a discount to the suggested retail price (cover price) and then sold to retailers at a smaller discount off the cover price.

DISTRIBUTION SYSTEM

         The distribution system starts with the publisher who provides editorial content to printers who prepare the product and ship it directly to the wholesale distributor. The national distributors do not physically touch the product. Instead, they function as brokers of information and collectors of funds from the wholesale distributor for remittance to the publishers. The more sophisticated wholesale distributors maintain and analyze data on product, customers, and consumers and make product allocation decisions as category managers for the retailers. In addition, the wholesale distributors provide packaging, delivery, display and in-store merchandising services to the retailers. The wholesale distributors bill the retailer, collect the receivables, and remit payments to the national distributors.

         The Company's distribution facilities receive product in bulk form every day during the week. The distribution facilities are especially active on Fridays and Mondays when weekly titles such as People Magazine, TV Guide and the National Enquirer are received, packaged and delivered to retailers. Delivery of weekly periodicals must be made within 24 hours after receipt of such periodicals by the distribution facilities.

         As inventory is received a copy of each title is sent to the receiving department where a validation clerk scans the title to verify the BIPAD number and quantity. After the quantity is verified the receiving department enters the item into the tracking system. If the allotted quantity in the system does not match the quantity received, the clerk manually enters the correct amount. A receiving clerk scans the product and identifies the location for the product on the automatic conveyor system (the "Tie Line"). The product is then immediately routed to the proper position on the Tie Line where it is stacked and bundled for shipment.

         The Tie Line operates throughout the week. Because magazines have a limited shelf life, a minimum inventory level is maintained to meet daily delivery needs. Packing receipts are transported down the Tie Line with corresponding order information displayed automatically in front of each packaging station indicating the appropriate count for each title to be stacked for that particular order. Stacks are bundled at the end of the Tie Line by a strap machine and placed onto route sequenced interbodies and loaded into trucks for delivery to the retailer.

         Sales to both the wholesaler and retailer are made on a guaranteed basis. Retailers are able to return unsold product to the wholesaler for full credit. The wholesaler, in turn, is able to receive full credit from the publisher and/or national distributor.

         When product is returned to the Company, titles are individually scanned into a returned inventory tracking system and sent down a conveyer belt to be shredded and baled. The Company generates additional revenue from the sale of these bales of scrap paper to a recycler. The price for baled paper fluctuates on the open market.

         It is anticipated that although distribution methods utilized by the various Acquisition Parties may differ at this time, gradually the Combined Company's distribution activities will become more consistent throughout the Combined Company, subject to the various requirements, customs and practices in a particular market.

MARKETING AND SALES

         The increasing size and sophistication of retailers has led them to demand more assistance in managing and positioning their product lines to maximize sales and eliminate unnecessary costs. In response to these demands, the Company has sought ways to expand upon the wholesaler's basic delivery service to seek ways to provide value added services to its customer base. The Company has determined that by integrating certain of its basic marketing programs described below with a sophisticated and proprietary system known as the "SMARTS System" (which stands for Sales Magazine Analysis React Transmit System) developed by Scherer Companies, the Company and the Combined Company will be able to effectively position its products leading to higher revenues and more efficient product allocation. The Company's basic marketing programs include the following:

         o Impact Marketing Program. This marketing program customizes magazine displays to utilize otherwise wasted space in retail outlets like structural columns, freezer bases and end caps, thereby increasing the number of displays within a store from two to up to seven. These locations are usually in the highest traffic areas within the store and represent excellent cross merchandising opportunities.

         o Mainline Fixture Program. This program is the basis of all magazine sales beyond those at the checkout line. Mainline fixtures serve as the primary location of magazines within a store. Mainline fixtures include a minimum four foot long rack capable of holding up to 26 titles per foot. Mainline titles typically have a higher cover price (over $3.00) and produce over 50% of revenues in a given location.

         o Auxiliary Display Program. This program utilizes small spinner racks, special promotion dump displays and counter displays to create additional display opportunities within a retail outlet to increase sales. These displays can be uniquely placed throughout the store for one to three week periods of increased sales.

         o Checkout Sales. This component is designed to promote the sale of magazines at the checkout counter by closely managing title selection. Services include display fixture production and installation for which the Company receives display placement fees from publishers.

         o Family Reading Center. Family Reading Centers provide up to 40 running feet of shelf space which allow the wholesaler to showcase more titles than a Mainline Fixture Program and display them with a full facing rather than the typical quarter or half facing.

         o Store Within a Store. This component replicates the product selection and size of a newsstand but is housed within a larger retailer such as a supermarket. It represents the transition from the "pass and browse" approach of the mainline fixtures to a "stop and shop" theme. The Store Within a Store can range anywhere from 50 to 150 running feet and delivers maximum results for high traffic oriented retailers by increasing the number of unit purchases per customer.

         o Display Growth - Incentive. This component is tailored to existing retailers to provide incentives to expand their display space for magazines by offering display placement allowances and rebates for increased sales. It is part of the Company's strategy to up-tier its basic marketing programs with retailers into those that utilize more floor space.

THE SMARTS SYSTEM

         The SMARTS System, which is the only system of its kind in the wholesale periodical distribution industry, was developed by internal management information systems professionals at Scherer Companies. The SMARTS System analyzes the market area of each retail location to customize product allocation to correspond to the buying habits and trends of the primary consumer base. Through customer profiling and product placement programs, the SMARTS System increases sales by pinpointing the product that the consumer is most likely to buy and strategically placing it on display in an optimum location within the store.

     o   Consumer Profiling. Utilizing sophisticated data from the US
         Census Bureau, the SMARTS System is a proprietary product allocation system that provides a detailed consumer profile for a particular market area, enabling the Company to target its product mix based upon the demographic (i.e., age, population, gender, occupation, income, ethnicity, marital status, religion and education level) and psychographic (i.e., lifestyle and purchasing behavior) characteristics of the market area. These characteristics group consumers into lifestyle cluster groups. A retail location is assigned to one of 72 lifestyle cluster groups. Examples of two lifestyle cluster groups are as follows:

                    Executive Suites: Professional/White Collar
                                      College Graduate
                                      Age 25 - 44
                                      White/High % of Asian
                                      More likely to:
                                          - Go jogging
                                          - Use financial planning services
                                          - Read Fortune magazine

                    Gray Collars:     Blue Collar
                                      High School education
                                      Age 55 +
                                      Mixed Ethnicity
                                      More likely to:
                                          - Join a religious group
                                          - Drive a Chevrolet Truck
                                          - Read Guns & Ammo magazine

               The preferences of lifestyle cluster groups are compared to historical sales information to optimize sales opportunities and product mix in each retail location. The Company is able to tailor its distribution focus to products identified by the cluster group that meet the demand of the consumer at each retail location, ultimately improving sales and distribution efficiency. The SMARTS System provides the Company with a key competitive advantage over other regional wholesalers and is expected to become more valuable to the Combined Company as it expands its market area throughout the midwestern United States.

     o Product Placement. The SMARTS System also provides product placement assistance in two ways. The Floor Planogram is used to determine the location of display fixtures within the store. This sophisticated program increases sales potential by positioning displays in high traffic, high visibility areas while maximizing the available display space. This program enables management to exploit additional selling opportunities by identifying under-utilized space in the store such as structural columns, in aisle freezer bases, and the sides of end aisle displays. These opportunities are targeted for customer design display racks to feature titles focused around particular products and topics reflective of the products offered in that area. For example, a display may be positioned in the wine section to display magazines such as Food and Wine.

               The Display Planogram is used to determine the position of a specific title and/or category of titles within the display fixture. Product space is allocated based on sales performance of each category within the store and benchmarked against other comparable stores in comparable lifestyle cluster groups. Better ranked categories receive larger and/or better positions on the displays. The titles within each category are ranked based upon consumer interest, cluster rank, profitability, and seasonality to determine which titles earn the best locations within the category blocks. "A" titles occupy more desirable positions on the fixtures and receive more consumer exposure, while "B" and "C" titles earn and receive progressively less desirable locations. This ranking system then places the titles most likely to sell at the consumer's fingertips.

     It is anticipated that the SMARTS System will be expanded and rolled out to the various operating locations of the Combined Company until, eventually, all locations of the Combined Company will utilize the SMARTS System.

CUSTOMERS

     The Company and the individual Acquisition Parties have developed long standing, trusted vendor relationships with their respective customer bases. The customer bases range from large national retailers such as The Kroger Company to smaller local retailers. It is estimated that the Combined Company has a large and more diverse customer base comprised of approximately 18,000 different retail locations representing approximately 12,000 different customers, with no one customer representing more than 5% of sales.

     During 1996, most of the larger retail chains entered into multi-year contracts with wholesale distributors. The Company has entered into long-term contracts ranging from one through five years, but primarily three years with the major retailers, to be the exclusive providers of magazines and, in most cases, related periodical products. Some of the retail chains which the Company has received contracts with include The Kroger Company, Giant Eagle, Meijer, and Big Bear stores. During 1996, the Company and the Acquisition Parties lost business they had with K-Mart and WalMart. Although the Company submitted bids for contracts with K-Mart and WalMart, those bids were not accepted.

COMPETITION

     The Company and the Combined Company face competition from three different areas. These areas include competition from other wholesalers, competition from alternative delivery channels and competition from substitute products.

     o Competition From Other Wholesalers. Principal competitors of the Company and the Combined Company include The Anderson Group, ARAMARK and the Charles Levy Company, all of which are regional wholesalers in neighboring territories. Although these regional wholesalers represent potential competition in certain markets in which the current Company and the Combined Company will operate, management does not believe that competition will be significant due to the "Post Office" economic model of distribution which makes it difficult for other wholesalers to profitably compete in the Combined Company's market areas.

              Because most wholesalers have access to the same periodical titles, they must differentiate themselves from neighboring regional wholesalers by providing value added services to their retail customers. With the ultimate goal of efficiently maximizing sales of periodicals in their stores, management believes that retailers generally have selected wholesalers based upon the following considerations:

              o The accuracy of packaging and accounting systems and the timeliness of delivery service;

              o The effectiveness of its product allocation and display systems to the retailer;

              o Technological capabilities and the resulting cost saving afforded to the retailer;

              o   Competitive pricing and terms;

              o The wholesaler's reputation as a "direct store delivery" vendor and success as an overall category manager to the retailer; and

              o The wholesaler's ability to generate and communicate new specific customer knowledge to the retailer.

     o Competition From Alternative Channels of Distribution. Periodical wholesalers compete with other delivery sources for the sale of periodicals to the consumer. These alternative delivery sources include subscriptions offered by the publishers and electronic transmissions over the Internet.

              At one time, subscription sales represented the only alternative source of delivery for a periodical to the ultimate consumer. Although it is not a profitable delivery channel for most publishers, subscription sales are principally used to establish information about the circulation base of a magazine to assist the publisher in attracting focused advertisers and in establishing advertising rates. Management believes that the vast majority of magazine sales are a retail impulse purchase and that subscriptions do not represent a significant competitive threat. In addition, management believes that as the SMARTS System (as described and defined above) becomes integrated and utilized by the Combined Company in all of its businesses, the demographic and psychographic information utilized in the product allocation decision can be used by publishers to attract focused advertisers and establish advertising rates. See "The Company and the Combined Company -`The SMARTS System'."

              Many of the major publishers are now offering samples of their magazines on the Internet through either direct ordering, viewing on line, or downloading of articles. Although certain sources estimate that as much as 11% of the population has access to the Internet, this service has not had any quantifiable effect on retail periodical sales due to the impulse nature of the purchase.

     o Competition From Substitute Products. The periodical industry competes for the non-active leisure time of consumers (in contrast to active leisure time which includes activities such as participant sports). For several decades, the periodical industry has competed with alternative products such as the radio, television, home videos, home computers and the Internet for consumers' non-active leisure time. Rather than hindering the growth in the wholesale periodical distribution industry, the growth of these substitute products has generated increased consumer interest in new magazines like Stereo Review, TV Guide, Video Review, PC magazine and Internet Life which are focused on the interests and hobbies of consumers.

FINANCING ARRANGEMENTS

     The transactions with the Acquisition Parties initially are being financed by the issuance of Common Stock of the Company, valued at $1.50 per share (pre-reverse split), and by Senior and Subordinated Debentures.See "The Stock and Asset Exchanges" and Proposals One through Seven.

     The Debenture Agreement pursuant to which the Senior and Subordinated Debentures are being issued to the Acquisition Parties requires the Company to use its best efforts to refinance the Senior Debentures, which will aggregate $39,920,000. In connection with such refinancing, the Company has engaged Bank Boston as financial advisor to the Company's Board of Directors. (See "The Stock and Asset Exchanges - `Opinion of the Financial Advisors to the Company's Board of Directors'.") Bank Boston has been requested to provide fee based services in connection with the development of a financing restructuring for the transactions and with the related placement of debt and/or equity securities. The Company has had discussions with several different entities interested in providing such financing, introduced to the Company by Bank Boston. However, because of delays associated with holding the Annual Meeting and final consummation of the acquisitions, the Company has not received a financing commitment nor reached agreement with any of these entities regarding such financing, nor can there be any assurances that such financing will be secured.

   The Company also plans to restructure existing Company and Acquisition Parties bank and third party debt and to consolidate banking relationships. The Company further plans to expand bank lines of credit to support working capital and other requirements of the Combined Companies. The Company has had discussions with several different entities interested in providing such financing to the Combined Companies. At present, the Company has not entered into any new debt and/or equity placements through the Bank Boston or through any other financial adviser in connection with the transactions, nor can there be any assurances that such financing will be secured.

II. "THE COMPANY AND THE COMBINED COMPANY -- FACILITIES"

FACILITIES

   At September 28, 1996, the Company owned or leased the following properties:

Company's Wholesale Facilities:

   o    34,000 sq. ft.  Waterbury, CT    Monthly Lease
   o    62,400 sq. ft.  Pittsburgh, PA   4 Year Lease
   o    20,000 sq. ft.  Wilmington, NC   4 Year Lease


Company's Retail Facilities:

     The Company also maintained lease agreements with respect to approximately 7,500 sq. ft. for one bookstore and four Newsrack retail outlets in Connecticut.

Company's Corporate Facilities:

     The Company is provided approximately 272 square feet of space at 5131 Post Road, Dublin, Ohio, for its corporate offices, from Scherer Companies pursuant to a Management Agreement with Scherer Companies. Upon completion of the acquisition transactions, the Company intends to add 17,128 square feet of space previously leased by Scherer Companies. Such lease will be for a term of 9 years. Management believes that the leased facilities are and will be adequate for the Company's operations in the foreseeable future. See "The Stock and Asset Exchanges - `Conflicts of Interest and Related Party Transactions'."

Facilities of the Combined Company:

     In addition to the Company's current properties and facilities, the Combined Company will hold additional facilities as described more particularly below.

Combined Company's Wholesale Facilities:

     Generally, such facilities are utilized as warehouse and distribution centers although certain of the facilities may also contain the respective company's executive or principal business offices. A number of these facilities, identified below with an asterisk, are leased from principals of the Acquisition Parties. See "The Stock and Asset Exchanges - `Conflicts of Interest and Related Party Transactions'."

Scherer Affiliates Wholesale Facilities:

   o    65,000 sq. ft.  Columbus, OH*        3 Year Lease
   o    35,000 sq. ft.  Cincinnati, OH       Owned (Subject to Mortgage)
   o    17,000 sq. ft.  Petoskey, MI*        3 Year Lease
   o    17,000 sq. ft.  Mt. Pleasant, MI*    10 Year Lease


Stoll Wholesale Facilities:

   o    84,000 sq. ft.  Jackson, MI*         10 Year Lease
   o    45,000 sq. ft.  Jackson, MI*         5 Year Lease
   o    53,000 sq. ft.  Grand Rapids, MI*    5 Year Lease


Stoll Wholesale Facilities (continued):

   o    30,000 sq. ft.  Toledo, OH           Owned
   o    78,000 sq. ft.  Indianapolis, IN*    3 Year Lease
   o    20,000 sq. ft.  Galesburg, MI*       5 Year Lease


Michiana Wholesale Facilities:

   o    46,800 sq. ft.  Niles, MI*           3 Year Lease
   o    14,200 sq. ft.  Ft. Wayne, IN*       Being Purchased


Klein Wholesale Facilities:

   o    98,000 sq. ft.  Cleveland, OH*      Month-to-Month Lease
   o    38,000 sq. ft.  Akron, OH*          Month-to-Month Lease
   o    10,000 sq. ft.  Cleveland, OH*      3 Year Lease

Combined Company's Retail Facilities:

     The Combined Company also will maintain lease agreements with respect to an additional approximately 90,000 sq. ft., for an additional 26 retail outlets and bookstore locations. After the transaction it will add 13 leased retail locations from Stoll, 6 leased retail locations from Read-Mor (a company managed by Scherer Companies), 2 leased retail locations from MacGregor and 5 leased retail locations from Klein. Management does not consider any one of these properties to be materially important to the Company.

     Certain of the retail leases require landlord consent to assignment. Although consent to assignments have not been received from all landlords, failure to receive one or more assignments would not have a material adverse effect on the Company.

     In the opinion of management of the Company, all of the foregoing described properties which are owned by the Company or are to be acquired in the transactions and all of the contents of the owned and leased facilities are adequately covered by insurance.

     It is anticipated that as the operations of the Combined Company are consolidated over the next 12 months, the Combined Company will require less operational space to service and expand current market territories. Management expects to achieve significant cost savings by selling or subleasing certain of these facilities when consolidation plans are finalized and operations are merged. Pursuant to the Debenture Agreement, the Company has agreed that, until $12,000,000 of Senior Debentures owed to Stoll Shareholders and issued in the acquisition have been paid, it will not effect any consolidation(s) of operations if a review of the proposed consolidation(s) is requested by an appropriate member of the Executive Committee, unless the consolidation is approved by at least a majority of the Executive Committee consisting of Ronald
E. Scherer, Thaddeus S. Majerek, Richard H. Stoll, Sr., Richard H. Stoll, Jr., and George R. Klein. See "The Stock and Asset Exchanges - `Debentures'."

III. "ELECTION OF DIRECTORS -- NOMINEES FOR ELECTION".

NOMINEES FOR ELECTION

   The following information is set forth with respect to each person nominated for election as a director and with respect to the executive officers of the
Company:

   Director Nominees

------------------------------------------------------------------------------
Name                       Age           Positions Held with the Company
------------------------------------------------------------------------------
Ronald E. Scherer          47            Chairman of the Board of Directors;
                                         President and Chief Executive Officer
Eugene J. Alfonsi          59            President and Chief Operating Officer
                                         of Scherer Companies
Thaddeus A. Majerek        46            Director
David B. Thompson          57            Director; Treasurer
Robert H. Monnaville       52            Director and President of Service
                                         News Company
Richard Stoll, Sr.         64            None
Nancy Stoll Lyman          36            None
George R. Klein            55            None
R.L. Richards              48            None
William D. Parker          60            None
------------------------------------------------------------------------------

   Executive Officer Not Named Above

      Thomas L. Gerlacher     54     Chief Financial Officer

     RONALD E. SCHERER, age 47, has been a member of the Board of Directors since 1989. Mr. Scherer was appointed President and Chief Executive Officer of the Company in August 1989, became Chairman of the Board of Directors in February 1992, and has acted in those capacities since his respective appointments. Mr. Scherer has also served as Chairman of the Board of Directors of Scherer Companies since 1982 and was appointed Senior Chairman of such Board of Directors in 1993. Other companies under Mr. Scherer's ownership, control or management have engaged in such businesses as real estate, manufacturing, pharmaceutical distribution, and data processing. Mr. Scherer is an executive officer and shareholder of the National Wholesale Drug Co. which filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Michigan in February 1993.

     EUGENE J. ALFONSI, age 59, has been a member of the Board of Directors since 1992. Mr. Alfonsi was the President of the Periodical Division of Scherer Companies from 1986 to September 1993. In September 1993, Mr. Alfonsi was appointed as the President and Chief Operating Officer of Scherer Companies, which positions he still holds today. Prior to joining Scherer Companies in 1986, he owned and managed several wholesale periodical distribution companies, a business in which he has been employed for most of his life. Mr. Alfonsi graduated in 1963 with a B. A. degree in Economics and Finance from Milliken University in Illinois.

     THADDEUS A. MAJEREK, age 46, has been a member of the Board of Directors since 1992. Since 1988, Mr. Majerek has served as the President and Chief Executive Officer of Michiana News Service, Inc. in Niles, Michigan. Mr. Majerek graduated in 1974 with a BS degree in Business and Physical Education from Eastern Michigan University, and in 1989 with an MBA degree from the University of Notre Dame. Mr. Majerek has been active in the magazine distribution business since 1971. He has managed magazine distribution companies in Utah, Indiana, and Michigan.

     DAVID B. THOMPSON, age 57, has been a member of the Board of Directors since 1988. He also was appointed Treasurer and Chief Financial Officer of the Company in August 1989, but ceased serving as Chief Financial Officer in December 1993. Additionally, Mr. Thompson, a Certified Public Accountant, has been affiliated with Scherer Companies since 1973 when he was elected as a Director and appointed Treasurer and Chief Financial Officer. In 1993, Mr. Thompson became Chairman of the Board of Directors and Chief Executive Officer of Scherer Companies. Currently, Mr. Thompson is an officer and/or a director of a number of companies owned, controlled or managed by Mr. Scherer, including OPD, Wholesalers, Northern and MacGregor. Mr. Thompson graduated in 1963 with a BS degree in Accounting from the University of Detroit. Mr. Thompson is an executive officer of the National Wholesale Drug Co. which filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Michigan in February 1993.

     ROBERT H. MONNAVILLE, JR., age 52, has been a member of the Board of Directors of the Company and President of Service News Company, d/b/a Yankee News Company, one of the Company's subsidiaries, since March of 1995. From May, 1993 to March, 1995, Mr. Monnaville served as the General Manager of Yankee News Company. From September, 1992 to May, 1993, Mr. Monnaville served as the General Manager of National Wholesale Drug Co., a wholesale pharmaceutical distributor, and, again, from 1990 to July, 1992, Mr. Monnaville served as General Manager of Yankee News Company. Altogether, Mr. Monnaville has served in several executive capacities with the Company since 1982. Mr. Monnaville is a graduate of John Carroll University and has a law degree from Cleveland State University. Prior to joining Yankee News Company, Mr. Monnaville engaged in the practice of law as a labor attorney for United Technologies in Connecticut. Additionally, Mr. Monnaville serves on the Board of Directors of Blue Cross/Blue Shield of Connecticut.

     RICHARD H. STOLL, SR., age 64, has been nominated for election to the Board of Directors. Mr. Stoll Sr. is the Chairman of the Board of Directors and Chief Executive Officer of The Stoll Companies and has been employed by The Stoll Companies since July 1954. Mr. Stoll Sr. is a graduate of Colgate University in 1954 with a degree in history. Mr. Stoll is the father of Nancy Stoll Lyman.

     NANCY STOLL LYMAN, age 36, has been nominated for election to the Board of Directors. Ms. Lyman is a Director of The Stoll Companies. Ms. Lyman is the Founder and Managing Consultant for the Executive Development Group, a management and consulting firm formed in 1991. Previously Ms. Lyman was the Manager of Management Training and Development at Merrill Lynch and an Associate with Morgan Stanley in the Fixed Income Division. Ms. Lyman is a Certified Public Accountant and graduated from Saint Mary's College of Notre Dame, Indiana, with a Bachelor of Business Administration and from Boston College with an MBA. Mrs. Lyman is the daughter of Richard H. Stoll, Sr.

     GEORGE R. KLEIN, age 55, has been nominated for election to the Board of Directors. Mr. Klein is Vice Chairman of The George R. Klein News Co., Central News Co. and Newspaper Sales, Inc.

In addition, Mr. Klein is President and Chairman of the Executive Committees for East Texas Distributing Co., a magazine wholesaler located in Houston, Texas. Mr. Klein also has ownership interests in other magazine wholesale companies and in other companies including companies that provide real estate and management services to Klein. Mr. Klein is a graduate of Colorado College in 1964 with a Bachelor of Science degree and has an MBA from the University of Denver in 1965.

     R.L. RICHARDS, age 48, has been nominated for election to the Board of Directors. Mr. Richards currently is managing director of RDT Limited, a private investment company owned by R. David Thomas, a principal shareholder of the Company. Mr. Richards is also a member of KDR Limited. Mr. Richards has been employed by affiliates of Mr. Thomas since 1978. Mr. Richards is a graduate of Wittenberg University with a degree in economics and political science, and has a law degree from The Ohio State University. Mr. Richards serves as a director of Acceptance Insurance Companies (NYSE), and of several non-public companies including Fifth Third Bank of Columbus, Inc. and Stanley Steemer International, Inc. Previously, Mr. Richards served as a director for Clinton Gas Systems, Inc. (OTC) and Orange Co. (NYSE).

     WILLIAM D. PARKER, age 60, has been nominated for election to the Board of Directors. Mr. Parker is retired from The Kroger Company. From September of 1993 through January of 1997, Mr. Parker served as President of the Kroger Columbus Marketing Area. Prior to being named President of the Columbus Area, Mr. Parker served five years as President of the Kroger Dallas and Memphis Marketing Areas. Mr. Parker served in numerous other merchandising and general operations positions during his 40 year tenure with Kroger, beginning in 1956. Mr. Parker has also served on over 30 public and private boards during his years as president of the Columbus and Dallas areas, with a strong emphasis on community service. Additionally, Mr. Parker has served as chairman for several charitable events in recent years.

OTHER EXECUTIVE OFFICER

     THOMAS L. GERLACHER, age 54, has served as Chief Financial Officer of the Company since December 1993. Since July 1992, Mr. Gerlacher has also served in other financial executive capacities in the Company's wholly-owned subsidiaries. From December 1991 to July 1992, Mr. Gerlacher was employed as Chief Financial Officer of Team Logos Corporation. From 1987 through 1992, Mr. Gerlacher, who is a Certified Public Accountant, was President of CFO Resource Network Company. From 1976 through 1987, Mr. Gerlacher was employed as Vice President of Budgeting and Planning of Chemlawn, Inc. Mr. Gerlacher graduated in 1964 with a BS degree in Accounting from the University of Notre Dame and in 1967 with an MBA degree from The Ohio State University

IV. "ELECTION OF DIRECTORS -- EXECUTIVE COMPENSATION"

EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the Company's Chief Executive Officer and the only other executive officer whose total compensation in fiscal 1996 exceeded $100,000 for the fiscal years ended September 30, 1996, 1995 and 1994. No other executive officer of the Company or any of its subsidiaries received salary and bonus compensation in the most recent completed fiscal year which exceeded $100,000.

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------
                                                                 Long Term Compensation
--------------------------------------------------------------------------------------------------------------
                                    Annual Compensation              Awards                Payouts
  (a)                     (b)      (c)        (d)     (e)        (f)            (g)       (h)        (i)
                                                     Other                   Securities
                                                     Annual   Restrlcted       Under-              All Other
                                                     Compen-     Stock         lying      LTIP      Compen-
Name and                Fiscal     Salary    Bonus    sation    Award(s)      Options/  Payouts      sation
Positions                Year        ($)      ($)       ($)       ($)         SAR's(#)    ($)         ($)

Ronald E. Scherer,        1996     $50,000    None     None       None          None       None       None
Chairman of the           1995       None     None     None       None          None       None       None
Board of Directors,       1994       None     None     None       None          None       None       None
President and Chief
Executive Officer(1)

Robert H.                 1996    $130,000    None     None       None          None       None       None
Monnaville,               1995     $52,000    None     None       None          None       None     $58,800
President, Service        1994       None     None     None       None          None       None     $84,650
News Company(2)
--------------------------------------------------------------------------------------------------------------

     (1) Mr. Scherer, although president and chief executive officer of the Company, was not an employee of the Company prior to July of 1996, and the salary reflected in the table is from July, 1996 through September 28, 1996, the end of the Company's fiscal year. Mr. Scherer was employed by Scherer Companies, and his services were provided to the Company pursuant to a management agreement between Scherer Companies and the Company. Prior to September 30, 1995, the Company did not owe or was not required to pay any amount of a management fee to Scherer Companies because the management agreement requires profits from operations before any management fees are earned. See "The Stock and Asset Exchanges - `Conflicts of Interest and Related Party Transactions'."

     (2) During 1994 and part of 1995, Mr. Monnaville provided services to the Company as an independent contractor, for which he received consulting fees of $58,800 in 1995 and $84,650 in 1994 as noted under the "All Other Compensation" column. He became an employee of Service News Company in April of 1995.

EMPLOYMENT AGREEMENTS

     The Stock Exchange Agreement with Stoll requires, as a condition to closing, that the Company enter into employment agreements with three individuals, one of whom is Richard Stoll, Jr., who will be a significant shareholder of the Company and who is the son of Richard Stoll, Sr. and the brother of Nancy Stoll Lyman, both of whom have been nominated to the board of directors. Mr. Stoll's employment agreement is for a term of three years and provides for an annual salary of $160,000, along with potential bonuses upon the achievement of certain objectives. In accordance with the terms of the Michiana Exchange Agreement, the Company agreed that, following the acquisition of Michiana, it would enter, or cause Michiana to enter, into employment agreements with certain employees of Michiana, one of whom is Thaddeus
         A. Majerek, a director of the Company. The employment agreement is to be for a three year term and Mr. Majerek is to receive an annual salary of $160,000. See "The Stock and Asset Exchanges - `Conflicts of Interest and Related Party Transactions'." In addition, the Company has entered into three year employment agreements with Ronald E. Scherer, David B. Thompson, and Eugene J. Alfonsi, in amounts to be established after consultation with the Hay Group.

         DEFERRED COMPENSATION AGREEMENT

              Stoll has entered into a deferred compensation agreement with Richard Stoll, Sr., who has been nominated to the Company's board of directors. Under the agreement, Stoll will pay Mr. Stoll the sum of $250,000 per year for a period of five years and $100,000 per year for a period of seven years thereafter. See "The Stock and Asset Exchanges
         - `Conflicts of Interest and Related Party Transactions'."

         MANAGEMENT AGREEMENT

              In accordance with the terms of the Klein Exchange Agreement, the Company agreed that, following the acquisition of Klein, it would enter, or cause Klein to enter, into employment agreements with certain employees of Klein. In addition, George R. Klein, nominee for director of the Company, is president of Klein Management Company. The Company will enter into a management agreement for a three year term, pursuant to which Mr. Klein and Klein Management Company will provide services to the Company. Klein Management Company is to receive an annual fee of $159,000. See "The Stock and Asset Exchanges - `Conflicts of Interest and Related Party Transactions'."

COMPENSATION OF DIRECTORS

   The Company has a policy which provides that each director who lives in Columbus, Ohio, will receive the sum of $50.00 for each meeting of the Board of Directors attended by such director. A director who lives outside of Columbus, Ohio, will receive the sum of $100.00 per meeting attended. Notwithstanding the foregoing policy, the Company has not paid any such director's fees; however, the Company does pay reasonable out-of-pocket expenses incurred in the attendance of meetings of the Board of Directors.

V. "THE STOCK AND ASSET EXCHANGES -- CONFLICTS OF INTEREST AND RELATED PARTY TRANSACTIONS"

CONFLICTS OF INTEREST AND  RELATED PARTY TRANSACTIONS

   There are various conflicts of interest and related party transactions in connection with the Acquisitions and from other contractual arrangements. Unless otherwise disclosed, the terms of all transactions described in this section are no less favorable than could be obtained from non-affiliated parties.

EXISTING COMPANY RELATED PARTY TRANSACTIONS

              The following are transactions between the Company and its officers, directors and principal shareholders which are currently in effect regardless of the acquisition transactions.

         MANAGEMENT SERVICES

              Pursuant to a management agreement, Scherer Companies has been providing management services to the Company in the nature of accounting, administration, legal and other supervisory services. The services of Ronald E. Scherer, David B. Thompson and Eugene J. Alfonsi, directors and officers of the Company, are provided to the Company through this arrangement. On October 1, 1995, Scherer Companies began to charge the Company for these services, because, under the agreement, the management fee is due once the Company generates net income, which it did during the fiscal year ended September 30, 1995. From October 1, 1995 forward through June 30, 1996, a fee of $30,000 per month , or $270,000 was due. The management services arrangement between the Company and Scherer Companies was terminated effective July 1, 1996. Additionally, Scherer Companies has also been providing management services to OPD, Wholesalers, Northern and MacGregor. These services arrangements, which are eliminated in the Scherer Affiliates' financial statements, will be terminated at the time of the final closing of the acquisitions.

         PUT AGREEMENTS WITH PRINCIPAL SHAREHOLDERS

              In connection with its acquisition of Service News Company of Wilmington ("Wilmington"), the Company granted rights to put certain shares of Common Stock of the Company back to the Company. These rights were granted to the former shareholder of Wilmington, Doris R. Marshall, a principal shareholder of the Company, and her children, David E. Marshall and Miranda Marshall (collectively, the "Marshalls"). Under the put agreements, the Marshalls are entitled, after April 1997, to cause the Company to repurchase from them up to an aggregate of 4,821,398 shares of Common Stock. The anticipated price per share is $1.50 for 3,672,572 of these shares and $2.11 per share for the remainning 1,148,826 shares. In the event the put options are exercised as they become exercisable, the related payments would be $167,916 in 1997, $335,832 in 1998, $3,599,534 in 1999,
         $335,832 in 2000, and $3,497,212, in total over the succeeding 13 years. The Company's obligation to pay the put amounts is secured by a security interest in all of the assets of the Company's subsidiary, Service News Company of Connecticut ("Yankee"). The Company has previously filed Forms 8-K and 8-KA in connection with the Wilmington transaction.

         LEASE AGREEMENTS

              The Company's subsidiary, Wilmington, has entered into a lease agreement to lease an approximately 20,000 square foot warehouse and distribution facility from Doris R. Marshall, the former owner of this subsidiary, who owns more than 5% of the outstanding shares of Common Stock of the Company. The terms of the lease provide for monthly rent of $5,347; the lease has approximately three years left on the term.

         CONSULTING AGREEMENT WITH FORMER DIRECTOR

              On June 27, 1994, the Company and its subsidiary, Yankee, entered into a consulting agreement with Charles Pastorino, a former officer of Yankee and former director of the Company. The consulting agreement is for a term of eight years expiring in 2002. During the first two years, the consultant was paid $4,000 per month. During years three through five, the consultant is to be paid $5,000 per month. During years six through eight, the consultant is to be paid $8,500 per year. The aggregate amount paid during fiscal 1996 was $51,000.

         YANKEE AGREEMENTS WITH MDI, L.P.

              On May 24, 1993, MDI, L.P., a limited partnership in which Yankee and Magazine Distributors, Inc. ("MDI") were partners, was dissolved. As part of the dissolution, Yankee received the net operating assets of the Connecticut territory of the business operated by MDI, L.P. MDI holds more than 5% of the outstanding shares of Common Stock of the Company. As part of this dissolution, the Company, Yankee, OPD and Northern entered into non-competition agreements with MDI and with Robert B. Cohen, James S. Cohen, and Michael Cohen, the majority shareholders of MDI, pursuant to which MDI and the Cohens agreed not to compete for a period of ten years within a specified Yankee distribution area. During the first five years of the agreements, MDI and the Cohens are to receive compensation equal to an aggregate of 2% of Yankee's agency net sales, payable 1% in cash and 1% in Common Stock of the Company valued at $1.00 per share for this purpose and valued at $1.50 per share for accounting purposes after July 1, 1996. During the last five years of the agreements, MDI and the Cohens are to receive compensation equal to 1% of Yankee's agency net sales, payable in cash. The compensation was $537,677 in 1996, $468,982 in 1995 and $446,092 in 1994 (one-half paid in cash and one-half paid in shares).

              As part of the dissolution of MDI, L.P., the Company entered into a limited consulting agreement dated May 24, 1993, with Robert B. Cohen, the principal owner of MDI, for a ten year consulting period. Under the agreement, Mr. Cohen is to consult on matters relating to the potential acquisition of entities engaged in the wholesale distribution of books, magazines and/or periodicals in Maine, Vermont, Connecticut, New Hampshire, New Jersey, New York or Massachusetts which are identified by the Company. As a consulting fee, Mr. Cohen is to receive, during the first five years of the consulting arrangement, 1% of the annual net sales of an acquired agency, payable in cash, plus 1% of an acquired agency's net sales payable in Common Stock of the Company, valued at $1.00 per share for this purpose. During the last five years of the agreement, the consulting fee is calculated as 1% of an acquired agency's net sales, payable in cash. The Company has not acquired any companies specified in the consulting agreement, and no amount has been paid to Mr. Cohen under this agreement to date.

              In connection with the dissolution of MDI, L.P., the Company, Ronald E. Scherer, Yankee, OPD and Northern entered into a non-competition agreement with MDI, which provides that the Company, Mr. Scherer, Yankee, OPD and Northern will not compete in the wholesale distribution of periodicals for a period of ten years within certain specified counties of New York, Connecticut, Massachusetts and New Jersey.

              In March, 1991, the Company entered into an agreement to restructure the Company by disposing of the operating assets and liabilities of Yankee. Under various agreements, Yankee agreed to contribute and sell its net operating assets to MDI, L.P. in exchange for a 48%
     ownership interest in MDI, L.P. valued at $2,850,000, and a note payable by MDI, L.P. in the original amount of $3,500,000. In 1993, in connection with the dissolution of MDI, L.P., Yankee received the net operating assets of the Connecticut territory in exchange for Yankee's 48% partnership interest. Also, the Consulting Agreements described above were entered into and MDI purchased 1,000,000 shares of Common Stock of the Company for a purchase price of $1,000,000.

     EMPLOYMENT AGREEMENTS

       In connection with the acquisition transactions, the Company is currently in the process of finalizing employment agreements with three officers and directors, Ronald E. Scherer, David B. Thompson and Eugene J. Alfonsi. Each of these employment agreements will be for a for a term of three years. The Company has contracted with a national consulting firm, Hay Group, to confirm an appropriate level of compensation for these three individuals. Each of these individuals has served the Company as an officer and director without compensation for the last four years.

     SCHERER AFFILIATE RELATED PARTY TRANSACTIONS

     COMMON OWNERSHIP AND MANAGEMENT

       The acquisitions of the Scherer Affiliates involve transactions between related parties, because substantially the same management operates the Scherer Affiliates and the Company, and because Ronald E. Scherer, the principal shareholder of the Company, is also, either directly or through family trusts, the principal shareholder of each of the Scherer Affiliates. The Company has taken a number of steps to help assure itself that the acquisitions involving the Scherer Affiliates are on an arm's length basis and no more favorable to the Scherer Affiliates than would be a transaction with independent unrelated parties: (1) the Exchange Agreements are on substantially the same terms as the Exchange Agreements with Stoll, Michiana, and Klein, independent parties; (2) the Company used a standard in establishing the purchase price which has been used in connection with other acquisitions in the periodical industry of which the Company is aware, which was also used in connection with the Stoll, Michiana and Klein acquisitions (except that Wholesaler's and Scherer Companies' price is based upon fair market value and tangible net worth, respectively); (3) the acquisition agreements provide for an independent audit (or an independent appraisal in the case of Wholesalers) of the financial statements of the acquired companies by the Company's independent auditors and adjustments of the purchase prices based upon the results of the audits; (4) the acquisitions involving the Scherer Affiliates were reviewed and approved by an independent committee appointed by the Board of Directors, consisting of Thaddeus A. Majerek, a non-employed board member (see, however, "Michiana Related Party Transactions," below); and (5) the Company has received a fairness opinion from the Corporate Finance Department of the First National Bank of Boston that states, from a financial point of view, that the consideration to be paid by the Company for Michiana, Stoll, Klein, OPD, Northern, MacGregor, Wholesalers and Scherer Companies, is fair to the shareholders of the Company. (See "The Stock and Asset Exchanges - `Opinion of the Financial Advisors to the Company's Board of Directors'.") A copy of the fairness opinion is attached to this proxy statement as Exhibit B. Additionally, Mr. Scherer abstained from all voting of the Board of Directors with respect to the Board approval of the acquisitions of the Scherer Affiliates.

     LEASE OF OFFICE AND WAREHOUSE FACILITIES

       Upon completion of the acquisition from Northern of the assets related to its wholesale periodical distribution business, the Company will enter into a real estate lease with Northern, pursuant to which the Company will lease for a three-year term the approximately 17,000 square foot warehouse and distribution facility located in Petoskey, Michigan. The warehouse and distribution facility will continue to be used for the distribution of periodicals in northern Michigan. The lease is to be a triple net lease, with the Company paying the cost of all taxes, insurance, utilities and other expenses, and the annual rental amount is to be $51,000. Because the stock of Northern is owned by a trust of which Ronald E. Scherer is a primary beneficiary, he could benefit from the lease arrangement. Management believes that the terms of this lease are no less favorable to it than it could obtain from an independent party in an arms-length transaction.

     LEASE OF OFFICE FACILITIES

       Scherer Companies leases approximately 17,800 square feet of office space for its principal executive offices at 5131 Post Road, Dublin, Ohio, from NRS Equities, Inc., an entity owned by Ronald E. Scherer. The lease is for a term of 10 years, commencing November 1, 1995. The current rental rate is $14.50 per square foot. Pursuant to its management agreement with the Company, Scherer Companies subleases 272 feet of office and conference facilities in this building to the Company for $328.67 per month.

     EMPLOYMENT AGREEMENTS

       The Stock Exchange Agreement with Scherer Companies requires, as a condition to closing, that the Company enter into employment agreements with four individuals: Terry A. Massaro, Marketing Director, Kenneth R. Bentley, M.I.S. Director, Arthur C. Foster, Jr., Vice President Corporate Operations, and Ronald E. Scherer, Jr., SMARTS Director. Ronald E. Scherer, Jr., is the son of Ronald E. Scherer. His employment agreement is for a term of three years, and provides for an annual salary of $60,000.

     INTERCOMPANY ADVANCES

       The Company has made a number of non-interest bearing advances to Scherer Affiliates, totaling $1,036,700 at September 28, 1996, for purposes of paying slotting fees and making payments to publishers. All of these advances will be eliminated at the closing and have been eliminated from the consolidated financial statements of the Combined Company.

     AMOUNT OWED BY OPD TO PRINCIPAL SHAREHOLDER

       OPD owes $5,000,000, plus accrued interest, to KDR Limited, an Ohio limited liability company ("KDR"), whose owners include R. David Thomas, a principal shareholder of the Company, and R.L. Richards, a nominee for director of the Company. This debt is evidenced by a promissory note dated July 31, 1992, from OPD to RDT Corp., and subsequently assigned to KDR, in the principal amount of $5,000,000 with interest at the rate of 11.75% per annum (the "Note"). The Note is currently due on demand. The Note is secured by a pledge from OPD of 5,000,000 shares of Common Stock of the Company owned by OPD. KDR, OPD and the Company have agreed to the assumption by the Company of the obligations of OPD under the note. KDR will exchange the Note for a $4,500,000 10% Subordinated Debenture due in 2004
         upon terms and conditions similar to those of the Subordinated Debentures to be issued by the Company to the Acquisition Parties at closing. In consideration for KDR's agreement to the new note, KDR will be paid accrued interest and will receive a partial payment of $500,000 of the principal of the old note. In connection with the exchange of the notes, the Company will nominate R.L. Richards for election to the Company's board of directors. The transactions are dependent upon the approval of the acquisitions of OPD by the Company at the Annual Meeting.

         STOLL RELATED PARTY TRANSACTIONS

         EMPLOYMENT AGREEMENTS

              The Stock Exchange Agreement with Stoll requires, as a condition to closing, that the Company enter into employment agreements with three individuals, one of whom is Richard Stoll, Jr., who will be a significant shareholder of the Company and who is the son of Richard Stoll, Sr. and the brother of Nancy Stoll Lyman, both of whom have been nominated to the board of directors. Mr. Stoll's employment agreement is for a term of three years and provides for an annual salary of $160,000, along with potential bonuses upon the achievement of certain objectives. The other two individuals are John Heiniger, Stoll Treasurer, and Ron Lankerd, Stoll General Manager. Mr. Heiniger is also serving as the trustee under the Debenture Agreement.

         DEFERRED COMPENSATION AGREEMENT

              Stoll has entered into a deferred compensation agreement for past services with Richard Stoll, Sr., who has been nominated to the Company's board of directors. Under the agreement, Stoll will pay Mr. Stoll the sum of $250,000 per year for a period of five years and $100,000 per year for a period of seven years thereafter. The net present value of this agreement has been established as a liability on the financial statements of Stoll and has been deducted from the valuation of Stoll at June 30, 1996. In addition to serving as a director, Richard Stoll, Sr. will serve as an advisor and serve on the Executive Committee.

         LEASE AGREEMENTS

              Stoll leases a 78,000 square foot facility located in Indianapolis, Indiana from Richard Stoll, Sr. for a monthly rental of $25,000. This lease is on a month-to-month tenancy. As part of the Stoll Exchange Agreement, the Company has agreed to lease this facility from Richard Stoll, Sr. for a period of 36 months for a monthly rental of $12,000.

              A trust which has been established for the benefit of the Stoll family owns seven parcels of real property which are leased to Stoll. The terms of such leases are as follows:

              (a) Three are retail leases located in Michigan, each for a three-year term expiring September 30, 1996, providing for monthly rentals of $1,460, $2,250 and $1,330, respectively. Monthly rent is being paid while the renewal of these leases is being evaluated by the Company and by Stoll advisors;

              (b) Two are wholesale operations leases, owned 45% by the trust, located in Jackson, Michigan for ten-year terms expiring September 1998 providing for total monthly rentals of $22,500 and $2,500; and

              (c) Two are wholesale operations leases located in Galesburg and Wyoming, Michigan expiring September 1996 providing for monthly rentals of $6,300 and $20,000, respectively. Galesburg and Wyoming have been closed as part of the consolidation of operations in Michigan. Galesburg rent was to be paid through May 31, 1997, and Wyoming is to be paid through June 30, 1997.

         LOANS TO STOLL SHAREHOLDERS

              Stoll had made a number of loans to its shareholders in the aggregate amount of $3,034,053. Included in this loan total were amounts owed by Richard Stoll, Sr. of $1,343,687. Mr. Stoll has been nominated for election to the Company's board of directors. This debt has been eliminated by the purchase of an aircraft, formerly leased to Stoll by Stoll Air, Inc., for $600,000, and by a distribution of the balance owed as a dividend. Additionally, the remaining balance due on Stoll Shareholder loans has been eliminated through Shareholder distributions, effective June 30, 1996.

         MICHIANA RELATED PARTY TRANSACTIONS

         BENEFICIAL OWNERSHIP

              Thaddeus A. Majerek, a director of the Company, is an officer, director and a beneficiary of a trust which owns stock of Michiana. Accordingly, he is not disinterested with respect to the Michiana acquisition. Although Mr. Majerek engaged in negotiations with the Company with respect to its acquisition of Michiana, he did not participate in the deliberations of the Board of Directors of the Company with respect to the acquisition and abstained in all voting by the Board of Directors of the Company related thereto. Mr. Majerek was appointed to act as the member of an independent committee of the Board of Directors of the Company to consider the exchange agreements with the Scherer Affiliates. He was selected to serve in this capacity because, at the time, he was an outside director not employed by the Company or any of its subsidiaries.

         EMPLOYMENT AGREEMENTS

              In accordance with the terms of the Michiana Exchange Agreement, the Company agreed that, following the acquisition of Michiana, it would enter into, or cause Michiana to enter into, employment agreements with certain employees of Michiana, one of whom is Thaddeus
         A. Majerek, a director of the Company, another of whom is David W. Majerek, the brother of Thaddeus A. Majerek, and another of whom is Michael Gilbert, the brother-in-law of Thaddeus A. Majerek. Each employment agreement is for a term of three years; Thaddeus A. Majerek is to receive an annual salary of $160,000, David W. Majerek is to receive an annual salary of $60,000, and Michael Gilbert is to receive an annual salary of $100,000.

         TRANSACTIONS WITH HALL OF CARDS AND BOOKS, INC.

              Eight of the nine principal shareholders of Michiana are also shareholders of Hall of Cards and Books, Inc. ("HOCAB"), which operates approximately 27 retail stores, including Hallmark stores, paperback stores and newsstands. HOCAB is a principal customer of Michiana for books and magazines, constituting 17% of Michiana's net revenues during its fiscal year ended June 30, 1996. In connection with the closing of the Michiana transaction, the Company and HOCAB are to enter into a five year exclusive supply agreement pursuant to which the Company is to be the exclusive supplier of magazines, books and other related periodical items to HOCAB at special prices negotiated in the agreement. These discounts are comparable to quantity discounts provided to non-affiliated customers of a similar size. HOCAB is expected to benefit by an aggregate of approximately $165,000 per year from the discount received by it. HOCAB is also indebted to the Company in the amount of $3,589,389. HOCAB has executed a promissory note to the Company which bears interest at the rate of 9.25% per annum and which provides that: (1) $1,089,389 of the principal will be payable July 15, 1997, (2) $1,250,000 of the principal will be payable in 60 consecutive monthly installments of $20,833, beginning April 1, 1997, and that (3) $1,250,000 of the principal will be payable in 20 consecutive quarterly payments of $62,499, beginning April 1, 1997 (provided that quarterly payments are payable only if the Michiana Shareholders have received the quarterly payments on the Senior Debentures to be paid to them. Because of the delay in the Annual Meeting, these payments have been deferred.). The note is secured by a pledge of all of the stock of HOCAB and by a pledge of 2,392,926 shares of the Common Stock of the Company to be received in the Michiana Transaction. In addition, Michiana is guaranteeing payment of all indebtedness of a line of credit to HOCAB by 1st Source Bank; Michiana does not receive any consideration for this guarantee. At December 31, 1996, there was no balance outstanding on this guaranteed debt. 1st Source Bank has agreed to terminate this guaranty upon the consummation of the Company's acquisition of Michiana and the repayment by Michiana of loan amounts totaling approximately $1,501,000 to 1st Source Bank.

         LOANS FROM MAJEREKS

              Thaddeus A. Majerek, who is a director of the Company, and his parents, Thaddeus S. Majerek and A. Marie Majerek, have loaned various amounts to Michiana. The current outstanding balance of these loans is $209,000. The loans are on demand and unsecured, with interest rates of 8%-10%.

         LEASE OF WAREHOUSE FACILITY

              Michiana has entered into a lease agreement with a trust established for A. Marie Majerek, the spouse of Thaddeus S. Majerek, to lease a warehouse building containing approximately 46,800 square feet of space located in Niles, Michigan. The lease is for a term of three years, and the rent is $12,000 per month.

         PURCHASE OF REAL PROPERTY

              Michiana currently leases a 14,200 square foot distribution facility in Fort Wayne, Indiana from a trust established for A. Marie Majerek. The Company has entered into a real estate purchase contract with the trust to purchase this property at a price to be established by an independent appraisal firm acceptable to both the seller and the Company.

         PURCHASE OF TOMAN DISTRIBUTION SERVICES, INC.'S ASSETS

              Michiana leased one semi-tractor truck from Toman Distribution Services, Inc., a Michigan corporation ("Toman"), for the annual lease amount of $28,968. The Company has entered into an agreement with Toman to purchase all of its assets, consisting of six trailers, office equipment, customer lists and records, and goodwill. The purchase is to be effective upon the closing of the Michiana acquisition. The purchase price is to be $1.00, plus the assumption of liabilities of approximately $80,000, an amount equal to the value of the assets being acquired and the assumption of obligations under leases. Toman is owned by members of the Majerek family, including Thaddeus A. Majerek, a director of the Company. As part of the transaction, the Company will assume an employment agreement with Mr. Steven M. Toman, brother-in-law of Thaddeus A. Majerek, which expires June 30, 1999, and which provides for an annual salary of $60,000. This transaction is deemed immaterial for financial reporting purposes.

         GUARANTY OF MICHIANA DEBT

              At December 31, 1996 Michiana owed 1st Source Bank the amount of $1,501,000. These loans have been guaranteed by Thaddeus S. Majerek and A. Marie Majerek, the parents of Thaddeus A. Majerek, who is a director of the Company. It is the Company's intention to eventually refinance this indebtedness. To the extent that this debt is satisfied, Mr. & Mrs. Majerek will be personally benefited.

         KLEIN RELATED PARTY TRANSACTIONS

         GUARANTY OF DEBT

              The George R. Klein News Company has guaranteed $320,940 of certain debt incurred by Northwest News Company ("Northwest") in connection with Northwest's acquisition of several wholesale periodical distributors. George R. Klein, who has been nominated as a director of the Company, is a 50% owner of Northwest. To the extent Klein, as a subsidiary of the Company, pays on this guarantee, Mr. Klein will receive a benefit.

         LEASES OF FACILITIES

              There are a number of facilities that are leased by Klein from George R. Klein or persons or entities affiliated with him. The George
         R. Klein News Co. leases a 98,000 square foot warehouse and distribution facility located on 30th Street in Cleveland, Ohio, for $155,526 per year. Central News Company leases a 38,000 square foot warehouse and distribution facility in Akron, Ohio, for $46,371 per year. Newspaper Sales, Inc. leases a 10,000 square foot facility located on Paynes Avenue in Cleveland, Ohio, for $29,821 per year.

              All leases expired on December 31, 1996. The Company entered into a new three year lease with Newspaper Sales, Inc., at $29,281 per year, and a month-to-month lease with a six month termination clause (unless sold or leased in that six month period) with The George R. Klein News Co. at $162,538 per year. The lease with Central News Co. in Akron, Ohio was terminated on May 1, 1997 as part of the consolidation plan.

         MANAGEMENT SERVICES

              Klein is managed by Klein Management Company, which is an independent company owned by George R. Klein, and which is not being acquired by the Company. For the fiscal year ended December 31, 1995, Klein paid $990,000 for management services. For the 1996 period through August 23, 1996, Klein paid approximately $650,000 for management services. At the closing, the Company will enter into a new management agreement with the Klein Management Company pursuant to which Klein Management Company will provide the services of George R. Klein to the Company for a term of three years in exchange for an annual management fee of $159,000.