Form 10QSB/A
period 1996-12-28
UNITED MAGAZINE CO
filed 1997-06-24
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                 FORM 10-QSB-A

                                 AMENDMENT # 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------


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

                               Yes:  X        No:
                                   -----

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

                               Yes:  X        No:
                                   -----

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

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 28, 1996 AND SEPTEMBER 28, 1996

                                                                             December 28,      September 28,
                              ASSETS                                             1996              1996
                              ------                                         ------------      -------------
                                                                              (Unaudited)        (Audited)
CURRENT ASSETS:
   Cash                                                                      $  1,171,796       $  2,546,785
   Accounts receivable, net of allowance for doubtful accounts                 38,452,691         29,835,357
   Inventories                                                                 34,781,410         35,746,922
   Marketable securities                                                          210,144            473,556
   Notes receivable from related parties                                        1,352,646          1,352,646
   Prepaids and other                                                           1,225,056          1,335,458
                                                                             ------------       ------------
              Total current assets                                             77,193,743         71,290,724
                                                                             ------------       ------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                           290,706            290,706
   Building and improvements                                                    2,260,740          2,260,740
   Furniture and equipment                                                      6,441,886          6,174,452
   Vehicles                                                                     4,901,621          4,789,336
   Leasehold improvements                                                         526,816            522,336
                                                                             ------------       ------------
                                                                               14,421,769         14,037,570
   Less - accumulated depreciation and amortization                            (2,593,645)        (1,585,503)
                                                                             ------------       ------------

              Total property and equipment, net                                11,828,124         12,452,067
                                                                             ------------       ------------

ASSETS HELD FOR SALE                                                                   --          1,239,605
                                                                             ------------       ------------

OTHER ASSETS:
   Sales orders and regulatory records, net of accumulated
     amortization                                                                 360,160            423,720
   Costs in excess of net assets acquired, net of accumulated
     amortization                                                             154,242,219        154,518,179
   Covenants not to compete, net of amortization                                  515,794            538,777
   Notes receivable from related parties                                        1,788,645          1,788,645
   Prepaids                                                                     4,438,920          5,501,703
   Other assets, net                                                            4,889,358          3,617,107
                                                                             ------------       ------------
              Total other assets                                              166,235,096        166,388,131
                                                                             ------------       ------------

              Total assets                                                   $255,256,963       $251,370,527
                                                                             ============       ============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 28, 1996 AND SEPTEMBER 28, 1996

                                                                             December 28,         September 28,
               LIABILITIES AND SHAREHOLDERS' EQUITY                              1996                 1996
               ------------------------------------                          ------------         -------------
                                                                              (Unaudited)           (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                                       $  9,346,050       $ 10,822,386
   Current portion of Senior debentures                                         4,993,942          3,329,295
   Short-term borrowings - related parties                                      5,875,892          6,206,853
   Accounts payable                                                            78,507,248         70,302,971
   Accrued expenses                                                            14,718,108         12,762,143
   Accrued interest on debentures                                               2,303,466          1,041,006
   Income taxes payable                                                         1,534,602          1,534,602
   Reserve for gross profit on sales returns                                   10,594,409         10,474,409
                                                                             ------------       ------------
              Total current liabilities                                       127,873,717        116,473,665

LONG-TERM DEBT OBLIGATIONS                                                      8,329,264          9,247,711

DEBENTURES:
   - Senior                                                                    34,925,873         36,590,520
   - Subordinated                                                              18,559,707         18,559,707

DEFERRED COMPENSATION PLAN                                                      1,231,041          1,231,041

ACCRUED PENSION OBLIGATION                                                      2,115,478          2,115,478

POST-RETIREMENT OBLIGATION                                                      1,463,317          1,450,015

DEALER ADVANCE PAYMENTS AND OTHER                                                  45,984            146,938
                                                                             ------------       ------------
              Total liabilities                                               194,544,381        185,815,075
                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
   482,140 shares                                                               4,476,088          4,329,287
                                                                             ------------       ------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized,
     4,283,506 issued and 2,676,034 outstanding (including shares
     subject to Put Agreements)                                                       250                250
   Paid-in capital                                                             43,196,394         43,079,563
   Obligation to issue shares (4,349,476)                                      65,242,138         65,242,138
   Treasury stock, at cost                                                        (16,998)           (16,998)
   Unrealized loss                                                               (263,412)           (31,219)
   Minimum pension liability adjustment                                          (108,204)          (108,204)
   Retained deficit                                                           (51,813,674)       (46,939,365)
                                                                             ------------       ------------
              Total shareholders' equity                                       56,236,494         61,226,165
                                                                             ------------       ------------

              Total liabilities and shareholders' equity                     $255,256,963       $251,370,527
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

                                                                                3 Months         3 Months
                                                                                  Ended            Ended
                                                                              December 28,      December 30,
                                                                                  1996              1995
                                                                              ------------      ------------
                                                                               (Unaudited)       (Unaudited)
NET SALES                                                                     $ 74,428,502       $ 6,469,381
COST OF SALES                                                                  (57,965,575)       (4,733,440)
                                                                              ------------       -----------

              Gross profit                                                      16,462,927         1,735,941

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   (17,375,786)       (1,545,888)

DEPRECIATION AND AMORTIZATION                                                   (2,102,081)         (202,100)

INCOME (LOSS) FROM INVESTMENT IN WILMINGTON                                             --           (90,192)
                                                                              ------------       -----------

LOSS FROM OPERATIONS                                                            (3,014,940)         (102,239)
                                                                              ------------       -----------

OTHER INCOME (EXPENSES), net:

   Interest expense, net                                                        (1,792,751)         (122,940)
   Other, net                                                                      (66,618)           12,992
                                                                              ------------       -----------

              Total other income (expenses), net                                (1,859,369)         (109,948)
                                                                              ------------       -----------

INCOME (LOSS) BEFORE TAXES                                                      (4,874,309)         (212,187)

INCOME TAXES                                                                            --                --
                                                                              ------------       -----------

NET INCOME (LOSS)                                                             $ (4,874,309)      $  (212,187)
                                                                              ============       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                              7,054,495         2,669,020
                                                                              ============       ===========

EARNINGS (LOSS) PER SHARE                                                     $       (.69)      $      (.08)
                                                                              ============       ===========


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

                                                                              3 Months           3 Months
                                                                               Ended              Ended
                                                                            December 28,       December 30,
                                                                                1996               1995
                                                                            ------------       ------------
                                                                             (Unaudited)        (Unaudited)
NET CASH (USED IN) OPERATING ACTIVITIES                                      $ 1,004,878       $  (426,987)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                          (379,719)         (108,373)
   Additions of long-term assets                                                (514,009)               --
   Sale of airplane held for resale                                            1,239,605                --
                                                                             -----------       -----------
              Net cash provided by (used in) investing activities                345,877          (108,373)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of debt obligations                                                (2,725,744)          (63,334)
   Other                                                                              --            78,880
                                                                             -----------       -----------
              Net cash provided by (used in) financing activities             (2,725,744)           15,546
                                                                             -----------       -----------

NET DECREASE IN CASH AND EQUIVALENTS                                          (1,374,989)         (519,814)

CASH, beginning of year                                                        2,546,785           755,338
                                                                             -----------       -----------

CASH, end of year                                                            $ 1,171,796         $ 235,524
                                                                             ===========       ===========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest                                  $   487,280         $   6,454
   Cash paid during the period for taxes                                          11,881            12,250


Supplemental Schedule of Noncash Investing and Financing Activities:

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

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE FIRST QUARTER ENDED DECEMBER 28, 1996
                                  (UNAUDITED)

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries ("UNIMAG" or the "Company") as of December 28, 1996 and September 28, 1996, and the results of its operations and cash flows for the three months ended December 28, 1996 and December 30, 1995. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2. THE BUSINESS

United Magazine Company is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the quarter ended December 28, 1996 were conducted through its consolidated subsidiaries and also include the impact of the business combinations in the fourth quarter of 1996 more fully discussed below. The operations for the quarters ended December 28, 1996 and December 30, 1995 were conducted through its consolidated subsidiaries as follows: Service News Company of Connecticut, doing business as Yankee News Company ("Yankee") was owned since May of 1993. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for the quarter ended December 30, 1995 and was owned since January of 1996. Triangle News Company, Inc., a Pennsylvania corporation, ("Triangle") was acquired in January of 1996. Reader's Choice ("RC") was owned during the first fiscal quarter of 1996 and was sold in July of 1996.

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

Effective July 29, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Northern, pursuant to which the Company is to acquire such of the assets of that company as are related to the wholesale distribution of periodicals (and, pursuant to the agreement with Northern, to acquire all of the stock of MacGregor held by Northern) in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 30, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Michiana and the shareholders of Michiana (the "Michiana Shareholders"), pursuant to which all of the Michiana Shareholders will contribute their shares of stock of Michiana to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 31, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Stoll and the shareholders of Stoll (the "Stoll Shareholders"), pursuant to which all of the Stoll Shareholders will contribute their shares of stock of Stoll to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 1, 1996, the Company entered into an Asset Transfer and Exchange Agreement with OPD, subsequently modified to a Stock Transfer and Exchange Agreement, pursuant to which all of the OPD Shareholders will contribute their shares of stock of OPD to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Wholesalers, pursuant to which the Company is to acquire substantially all of the assets and assume substantially all of the liabilities of that company as are related to the wholesale distribution of periodicals in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Scherer Companies and the shareholders of Scherer Companies (the "Scherer Shareholders"), pursuant to which the Scherer Shareholders will contribute their shares of stock of Scherer Companies to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 23, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Klein and the sole shareholder of Klein (the "Klein Shareholder"), pursuant to which the Klein Shareholder will contribute his shares of stock of Klein to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.

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

4. PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the quarters ended December 28, 1996 and December 30, 1995 is as follows:

                                                         1996              1995
                                                     -----------       -----------
           Current                                   $(1,950,000)      $   (85,000)
           Deferred                                    1,950,000            85,000
                                                     -----------       -----------
                    Total                            $        --       $        --
                                                     ===========       ===========

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

As of December 28, 1996, UNIMAG has approximately $52 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2011.

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


                                                                                     3 Months Ended
                                                                                      December 30,
                   in 000's, except EPS                                              1995 Pro Forma
               ----------------------------             -------------------       -------------------
                Net Revenue                                                            $   68,958
                Net Income (Loss)                                                          (1,192)
                EPS                                                                    $     (.17)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------
           Results of Operations of UNIMAG for the three months ended
                    December 28, 1996 and December 30, 1995
------------------------------------------------------------------------------

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

                                                       December 28,        December 30,       September 28,
                                                           1996                1995                1996
                                                      ---------------    ---------------     --------------
     Results of Operations ($000):
        Revenue                                            $74,429           $  6,469           $45,510
        Gross Margin                                        16,463              1,736            11,233
        Selling, General and Administrative                 17,376              1,546            13,752
        EBITDA                                                (913)               100            (2,457)

     Net Income (Loss)                                      (4,874)              (212)           (5,284)

     As a Percent of Revenue:
        Gross Margin                                          22.1               26.8              24.7
        Selling, General and Administrative                   23.3               23.9              30.2
        EBITDA                                                (1.2)               1.5              (5.4)
        Net Income (Loss)                                     (6.5)              (3.3)            (11.6)

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

During 1996, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these approximate 5% reductions in revenue, the gross margin, as a percentage of revenue, declined from 26.8 % in the first fiscal quarter of 1996 to 22.1% in the first fiscal quarter of 1997.

Selling, general and administrative expenses, as a per cent of revenue, decreased by .6% to 23.3% in 1997 versus 23.9% in 1996. The in-store service component of payroll expense, which is the largest operating expense, increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the partial benefit of initial reduction of full-time employees in Michigan during the quarter ended December 28, 1996. The selling, general and administrative percent for the quarter ended September 28, 1996 of 30.2% included approximately 2.2% from non-recurring professional fees and accruals for litigation settlements.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and due to the amortization of goodwill relating to the several business combinations in 1996. The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of $154,000,000. This goodwill is being amortized over 40 years at an approximate amount of $962,500 per quarter.

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

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first quarter of 1997. The Company has a net operating loss (NOL) of approximately $52,000,000 at December 28, 1996; however, the Company has not recognized any benefits from that NOL through December 28, 1996.

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

During the quarter ended December 28, 1996, the working capital deficit increased by $5,497,000 to $50,680,000 with $2,927,000 of the increase due to increases in current debenture principal and interest owed.Included in the $50,680,000 is $13,173,000 for related party debt and debenture principal and interest.

The Company anticipates improvements in EBITDA during the remainder of fiscal 1997 due to continued reductions in selling, general and administrative expenses through consolidation synergies and through some recovery of gross margins. The Company is closing or converting to delivery depots several warehouse locations in the states of Michigan, Indiana and Ohio by consolidating the majority of the office and warehouse functions in three existing locations. The gross margin improvement plans include the negotiation of more favorable terms with suppliers, changing the sales mix to higher margin products, and consolidating book purchases for volume discounts.

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

Cash Flows - Investing Activities

The Company spent $380,000 in the first quarter of 1997 for capital expenditures and $514,000 for retail display fixtures. During that same period the Company sold an airplane held for resale for $1,240,000. The investing cash flow results for the first quarter of fiscal 1996 were not comparable and were not significant.

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

Subsequent to September 28, 1996 the Company anticipates terminating approximately 15% of the total full-time work force that was in place at September 28, 1996. During fiscal 1997 a significant amount of terminations and notices have been sent. The additional costs of these terminations have not been significant and were reflected in the period when the terminations took place. The annual savings is estimated at approximately $2,700,000.

Commitments and Contingencies

The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions in the latter half of fiscal 1996 and the first fiscal quarter of 1997.

The Company has been named as a defendant in various litigation matters. Management intends to defend vigorously these outstanding claims. The Company believes it has an adequate accrual for these claims and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial conditions.

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

Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement

This report contains forward looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for the balance of 1997; the Company's plans for acquisition transactions to be voted on at the next Annual Meeting of Shareholders; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future financing and refinancing; the Company's future operational strategies to improve operating cash flow; and other similar expressions concerning matters that are not historical facts.

Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performance, and/or achievements of the Company to differ materially from any future results, performances, and/or achievements of the Company, expresssed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: delays in the date of the Annual Meeting of Shareholders; the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain financing and refinancing; the timing of the implementation of operating synergies; further changes in the industry; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED MAGAZINE COMPANY

                                            Registrant

                                      /s/ Ronald E. Scherer
                                      -----------------------------------
                                      Ronald E. Scherer
                                      President and Chief Executive Officer

                                      /s/ Thomas L. Gerlacher
                                      -----------------------------------
                                      Thomas L. Gerlacher
                                      Chief Financial Officer