Form 10QSB/A
period 1997-03-29
UNITED MAGAZINE CO
filed 1997-06-24
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 -------------------------------------------------------------------------------
                                 FORM 10-QSB-A

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

                     Yes:   X                     No:
                          -----                       -----
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

           Traditional Small Business Disclosure Format (check one):

                     Yes:   X                     No:
                          -----                       -----

                            UNITED MAGAZINE COMPANY

                                  FORM 10-QSB

                  FOR THE SECOND QUARTER ENDED MARCH 29, 1997

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

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 29, 1997 AND SEPTEMBER 28, 1996

                                                                               March 29,         September 28,
                              ASSETS                                             1997                 1996
                                                                             -------------       -------------
                                                                              (Unaudited)          (Audited)
CURRENT ASSETS:
   Cash                                                                       $    714,166        $  2,546,785
   Accounts receivable, net                                                     40,795,550          29,835,357
   Inventories                                                                  29,214,740          35,746,922
   Marketable securities                                                           278,563             473,556
   Notes receivable from related parties                                         1,577,646           1,352,646
   Prepaids and other                                                            1,315,582           1,335,458
                                                                             -------------       -------------
              Total current assets                                              73,260,684          71,290,724
                                                                             -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                            290,706             290,706
   Building and improvements                                                     2,260,740           2,260,740
   Furniture and equipment                                                       6,521,120           6,174,452
   Vehicles                                                                      5,117,802           4,789,336
   Leasehold improvements                                                          526,816             522,336
                                                                             -------------       -------------
                                                                                14,717,184          14,037,570
   Less - accumulated depreciation and amortization                             (3,297,732)         (1,585,503)
                                                                             -------------       -------------

              Total property and equipment, net                                 11,419,452          12,452,067
                                                                             -------------       -------------

ASSETS HELD FOR SALE                                                               -                 1,239,605
                                                                             -------------       -------------

OTHER ASSETS:
   Sales orders and regulatory records, net                                        296,600             423,720
   Costs in excess of net assets acquired, net                                 152,323,477         154,518,179
   Covenants not to compete, net                                                   443,187             538,777
   Notes receivable from related parties                                         1,788,645           1,788,645
   Prepaids                                                                      4,572,378           5,501,703
   Other assets, net                                                             4,094,378           3,617,107
                                                                             -------------       -------------
              Total other assets                                               163,518,665         166,388,131
                                                                             -------------       -------------

              Total assets                                                    $248,834,364        $251,370,527
                                                                             =============       =============


  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 29, 1997 AND SEPTEMBER 28, 1996

                                                                               March 29,         September 28,
               LIABILITIES AND SHAREHOLDERS' EQUITY                              1997                 1996
                                                                             -------------       -------------
                                                                              (Unaudited)          (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                                        $  9,511,486       $  10,822,386
   Current portion of Senior debentures                                          6,658,589           3,329,295
   Short-term borrowings - related parties                                       5,830,960           6,206,853
   Accounts payable                                                             79,842,336          70,302,971
   Accrued expenses                                                             12,761,542          12,762,143
   Accrued interest on debentures                                                3,659,590           1,041,006
   Income taxes payable                                                          1,534,602           1,534,602
   Reserve for gross profit on sales returns                                     7,611,462          10,474,409
                                                                             -------------       -------------
              Total current liabilities                                        127,410,567         116,473,665

LONG-TERM DEBT OBLIGATIONS                                                       7,544,961           9,247,711

DEBENTURES:
   - Senior                                                                     33,261,226          36,590,520
   - Subordinated                                                               18,559,707          18,559,707

DEFERRED COMPENSATION PLAN                                                       1,160,055           1,231,041

ACCRUED PENSION OBLIGATION                                                       2,204,939           2,115,478

POST-RETIREMENT OBLIGATION                                                       1,283,020           1,450,015

DEALER ADVANCE PAYMENTS AND OTHER                                                  135,659             146,938
                                                                             -------------       -------------
              Total liabilities                                                191,560,134         185,815,075
                                                                             -------------       -------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, 482,140 shares
                                                                                 4,622,890           4,329,287
                                                                             -------------       -------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized, 4,283,506 issued and 2,676,034 outstanding (including shares
     subject to Put Agreements)                                                        250                 250
   Paid-in capital                                                              43,306,872          43,079,563
   Obligation to issue shares (4,349,476)                                       65,242,138          65,242,138
   Treasury stock, at cost                                                         (16,998)            (16,998)
   Unrealized loss                                                                (226,212)            (31,219)
   Minimum pension liability adjustment                                           (108,204)           (108,204)
   Retained deficit                                                            (55,546,506)        (46,939,365)
                                                                             -------------       -------------
              Total shareholders' equity                                        52,651,340          61,226,165
                                                                             -------------       -------------

              Total liabilities and shareholders' equity                      $248,834,364        $251,370,527
                                                                             =============       =============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                  FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       MARCH 29, 1997 AND MARCH 30, 1996

                                                          3 Months       3 Months      6 Months       6 Months
                                                         Ended 1997     Ended 1996    Ended 1997     Ended 1996
                                                        ------------   ------------  -------------  ------------
                                                        (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
NET SALES                                                $75,675,010    $13,559,708   $150,103,512   $20,029,089

COST OF SALES                                             59,094,651     10,153,582    117,060,226    14,887,022
                                                        ------------   ------------  -------------  ------------

              Gross profit                                16,580,359      3,406,126     33,043,286     5,142,067

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             (16,433,126)    (3,387,163)   (33,808,912)   (4,933,051)

DEPRECIATION AND AMORTIZATION                             (2,209,964)      (384,100)    (4,575,678)     (586,200)

LOSS FROM INVESTMENT IN WILMINGTON                           -              -              -             (90,192)
                                                        ------------   ------------  -------------  ------------

LOSS FROM OPERATIONS                                      (2,062,731)      (365,137)    (5,341,304)     (467,376)
                                                        ------------   ------------  -------------  ------------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                                  (1,774,086)      (154,525)    (3,420,035)     (277,465)
   Other, net                                                103,985         28,957        154,198        41,949
                                                        ------------   ------------  -------------  ------------

              Total other income (expenses), net          (1,670,101)      (125,568)    (3,265,837)     (235,516)
                                                        ------------   ------------  -------------  ------------

LOSS BEFORE TAXES                                         (3,732,832)      (490,705)    (8,607,141)     (702,892)

INCOME TAXES                                                 -              -              -             -
                                                        ------------   ------------  -------------  ------------

NET LOSS                                                $ (3,732,832)  $   (490,705) $  (8,607,141) $   (702,892)
                                                        ============   ============  =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        7,062,072      2,674,780      7,058,268     2,671,885
                                                        ============   ============  =============  ============

LOSS PER SHARE                                          $       (.53)  $       (.18) $       (1.22) $       (.26)
                                                        ============   ============  =============  ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                  FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                       MARCH 29, 1997 AND MARCH 30, 1996

                                                                               6 Months            6 Months
                                                                                 Ended               Ended
                                                                               March 29,           March 30,
                                                                                 1997                1996
                                                                             -------------       -------------
                                                                              (Unaudited)         (Unaudited)
NET CASH PROVIDED  BY (USED IN) OPERATING ACTIVITIES                         $   2,058,108       $    (112,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (679,614)           (281,792)
   Additions of long-term assets                                                (1,061,175)            -
   Proceeds from sale of Airplane held for resale                                1,239,605             -
                                                                             -------------       -------------
              Net cash provided by (used in) investing activities                 (501,184)           (281,792)
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations                                                  (3,389,543)           (225,929)
   Other                                                                           -                     8,933
                                                                             -------------       -------------
              Net cash provided by (used in) financing activities               (3,389,543)           (216,996)
                                                                             -------------       -------------

NET DECREASE IN CASH AND EQUIVALENTS                                            (1,832,619)            610,799

CASH, beginning of period                                                        2,546,785             755,338
                                                                             -------------       -------------

CASH, end of period                                                          $     714,166       $     144,539
                                                                             =============       =============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest                                  $   1,041,644       $      33,054
   Cash paid during the period for taxes                                            17,903              22,150


Supplemental Schedule of Noncash Investing and Financing Activities:

1997:  None

1996: During the second quarter of 1996, UNIMAG purchased all of the outstanding stock of Triangle News Company, Inc. See Note 7 to the Financial Statements.

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SECOND QUARTER ENDED MARCH 29, 1997
                                  (UNAUDITED)

1. GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries ("UNIMAG" or the "Company") as of March 29, 1997 and September 28, 1996, and the results of its operations and cash flows for the six months ended March 29, 1997 and March 30, 1996. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2. THE BUSINESS

United Magazine Company is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the quarter ended March 29, 1997 were conducted through its consolidated subsidiaries and also include the impact of the business combinations in the fourth quarter of 1996 more fully discussed below. The operations for the quarters ended March 29, 1997 and March 30, 1996 were conducted through its consolidated subsidiaries as follows: Service News Company of Connecticut, doing business as Yankee News Company ("Yankee") was owned since May of 1993. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for the quarter ended December 30, 1995 and was owned since January of 1996. Triangle News Company, Inc., a Pennsylvania corporation, ("Triangle") was acquired in January of 1996. Reader's Choice ("RC") was owned during the first and second fiscal quarters of 1996 and was sold in July of 1996.

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

4. PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 29, 1997 and March 30, 1996 is as follows:

                                          3 Months         3 Months        6 Months         6 Months
                                         Ended 1997       Ended 1996      Ended 1997       Ended 1996
                                        ------------     ------------    ------------     ------------
           Current                      $ (1,493,000)    $   (196,000)   $ (3,443,000)    $   (281,000)
           Deferred                        1,493,000          196,000       3,443,000          281,000
                                        ------------     ------------    ------------     ------------

                    Total               $       -        $       -       $       -        $       -
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

As of March 29, 1997, UNIMAG has approximately $56 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2011.

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

7. TRIANGLE (PITTSBURGH) ACQUISITION

On January 23, 1996 UNIMAG purchased all of the outstanding stock of Triangle News Company, Inc., a Pennsylvania corporation (Triangle). Consideration given included cash of $1,647,000 and 10,000 shares (post-reverse split) of UNIMAG stock. In connection with the closing, UNIMAG financed $1,000,000 through its wholly-owned subsidiary Service News Company of Connecticut, which utilized part of a line of credit from the Bank of Boston and financed an additional $700,000, secured by the assets of Triangle, from the Bank of Boston.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

   Results of Operations of UNIMAG for the three months ended March 29, 1997 and March 30, 1996

-------------------------------------------------------------------------------

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

                                                                           Quarter Ended
                                                   ---------------------------------------------------------------
                                                   March 29,      December 28,       March 30,      December 30,
                                                      1997            1996              1996            1995
                                                   -----------    --------------     -----------    --------------
     Results of Operations ($000):
        Revenue                                      $75,675          $74,429          $13,560           $6,469
        Gross Margin                                  16,580           16,463            3,406            1,736
        Selling, General and Administrative           16,433           17,376            3,387            1,546
        EBITDA                                           147             (913)              19              100

     Net Loss                                         (3,733)          (4,874)            (491)            (212)

     As a Percent of Revenue:
        Gross Margin                                    21.9             22.1             25.1             26.8
        Selling, General and Administrative             21.7             23.3             25.0             23.9
        EBITDA                                            .2             (1.2)              .1              1.5
        Net Loss                                        (4.9)            (6.5)            (3.6)            (3.3)

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

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the second quarter of 1997. The Company has a net operating loss (NOL) of approximately $56,000,000 at March 29, 1997; however, the Company has not recognized any benefits from that NOL through March 29, 1997.

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

-------------------------------------------------------------------------------

    Results of Operations of UNIMAG for the six months ended March 29, 1997 and March 30, 1996

-------------------------------------------------------------------------------

Review of Operations

The results of operations for the six months ended March 29, 1997 are not indicative of results from prior quarters, nor are the results for the six months indicative of the future. The following table provides comparative financial information for the first six months of 1997 and 1996.

                                                             March 29,         March 30,
                                                               1997               1996
                                                            ------------      -------------
     Results of Operations ($000):
        Revenue                                              $  150,104        $    20,029
        Gross Margin                                             33,043              5,142
        Selling, General and Administrative                      33,809              4,933
        EBITDA                                                     (766)               119

     Net Income (Loss)                                           (8,607)              (703)

     As a Percent of Revenue:
        Gross Margin                                               22.0               25.7
        Selling, General and Administrative                        22.5               24.6
        EBITDA                                                      (.5)                .6
        Net Income (Loss)                                          (5.7)              (3.5)

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

Selling, general and administrative expenses, as a per cent of revenue, decreased to 22.5% in 1997 versus 24.6% in 1996. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and due to the amortization of goodwill, both relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years at approximately $3,850,000 annually.

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

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first six months of 1997. The Company has a net operating loss (NOL) of approximately $56,000,000 at March 29, 1997; however, the Company has not recognized any benefits from that NOL through March 29, 1997.

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

-------------------------------------------------------------------------------

                                   Liquidity

-------------------------------------------------------------------------------

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

During the quarter ended March 28, 1996, the working capital deficit increased by $2,834,000 to $53,514,000 with $3,021,000 of the increase due to increases in current debenture principal and interest owed. Included in the $53,514,000 is $16,149,000 for related party debt and for debenture principal and interest.

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

Cash Flows - Operating Activities

During the first six months of 1997, the Company experienced an increase in net cash provided from operations of $2,058,000 compared to a deficit of $(112,000) in 1996. The 1997 increase is due primarily to a net increase in current liabilities, primarily vendor payables, of approximately $10,937,000 versus a net increase in current assets, primarily trade accounts receivable offset by a reduction in inventory, of approximately $2,605,000. The loss for the six months of $8,607,000 was partially offset by depreciation and amortization of $4,576,000. The operating cash flow results for the first six months of fiscal 1996 were due primarily to changes associated with the acquisitions of Wilmington and Pittsburgh.

Cash Flows - Investing Activities

The Company spent $680,000 in the first six months of 1997 for capital expenditures and $1,061,000 for other long term assets. During that same period the Company sold an airplane held for resale for

$1,240,000. The investing cash flow results for the first six months of fiscal 1996 included capital expenditures of $282,000.

Cash Flows - Financing Activities

During the first six months of 1997, the Company made net reductions of debt obligations of $3,389,000 including $1,686,000 of current debt and $1,703,000 of long-term debt. The financing results for the first six months of fiscal 1996 included debt reductions of $226,000.

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

In addition, through the Company's SMARTS System (which stands for Sales Magazine Analysis React Transmit System) and related inventory management and purchasing consolidation efforts, the Company has begun to reduce the amount of inventory required to maintain and increase sales levels. During the quarter ended March 29, 1997, the Company accelerated the amount of magazine and book returns for vendor credit. This caused a decrease in the amount of estimated reserve for the gross margin on future returns. The Company anticipates a continuation of this effort during the balance of 1997.

Operating Synergies

The acquisition transactions will enable the Combined Company to leverage successfully its investment in its sophisticated and proprietary SMARTS System, acquired from the Scherer Affiliates, for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, and this offsets the cost of higher levels of service and the use of improved technology. Management believes that, as the Combined Company continues to expand, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to new retail locations, and it will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts.

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

Management continues to implement the consolidated staffing plan for the Combined Company and expects significant employee reductions and labor cost savings as the operations of the Acquisition Parties are systematically consolidated in the quarters following the consummation of the proposed transactions. The Company has terminated or sent notices of pending termination to approximately 15% of the 1996 total initial full-time work force that was in place at September 28, 1996. The consolidation process focused on Michigan during the quarter ended December 28, 1996 and Ohio during the quarter ended March 29, 1997. The consolidation of Indiana is expected to be completed during the third fiscal quarter of 1997.

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

Financing Arrangements

Each of the Exchange Agreements contemplates that stock or assets of the various Acquisition Parties will be contributed to the Company in exchange for Common Stock of the Company, valued at $1.50 per share (pre-split), and for Senior and Subordinated Debentures. The Company has entered into a Debenture Agreement (the "Debenture Agreement") with the Stoll Shareholders, the Michiana Shareholders, the Klein Shareholder, the OPD Shareholders, the Scherer Shareholders and the Scherer Affiliates pursuant to which the Debentures are being issued. In addition, the Company will issue a $4,500,000 Subordinated Debenture and make a cash payment of $500,000 in exchange for a $5,000,000 note owned by OPD to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director nominee. The Company anticipates the purchase of an additional $500,000 of common stock by R. David Thomas. The Company also will issue $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor. The Company anticipates the purchase of an additional $500,000 of common stock by R. David Thomas after the Annual meeting.

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