Form 10QSB
period 1997-06-28
UNITED MAGAZINE CO
filed 1997-08-15
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


--------------------------------------------------------------------------------


                    For the Third Quarter Ended June 28, 1997
                         Commission File Number: 0-2675

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

         The Registrant's number of common shares, without par value, outstanding as of July 25, 1997 was 26,760,334. After adjustment for the anticipated one for ten reverse split to be effective after the 1997 Annual Meeting of Shareholders, the adjusted number of common shares is 2,676,034.

            Traditional Small Business Disclosure Format (check one):

                        Yes:     x          No:
                               -----              -----

                             UNITED MAGAZINE COMPANY

                                   FORM 10-QSB

                    FOR THE THIRD QUARTER ENDED JUNE 28, 1997

                                      INDEX


                                                                                               Page
                                                                                               ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets                                                   1
                  June 28, 1997 and September 28, 1996

         Condensed Consolidated Statements of Operations (Unaudited)                             3
                  For the Three Months and Nine Months Ended June 28, 1997
                  And June 29, 1996

         Condensed Consolidated Statements of Cash Flow (Unaudited)                              4
                  For the Nine Months Ended June 28, 1997 and June 29, 1996

         Notes to Condensed Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial                                       9
         Condition and Results of Operations

PART II - OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings                                                                       18

Item 2.  Change in Securities                                                                    18

Item 3.  Default Upon Senior Securities                                                          18

Item 4.  Submission of Matters to a Vote of Security Holders                                     18

Item 5.  Other Information                                                                       18

Item 6.  Exhibits and Reports on Form 8-K                                                        18

Signatures                                                                                       19

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   AS OF JUNE 28, 1997 AND SEPTEMBER 28, 1996
                   ------------------------------------------


                                                            June 28,         September 28,
                             ASSETS                           1997                1996
                             ------                      -------------       -------------
                                                           (Unaudited)         (Audited)

CURRENT ASSETS:
   Cash                                                  $   1,460.689       $   2,546,785
   Accounts receivable, net                                 41,737,368          29,835,357
   Inventories                                              29,890,358          35,746,922
   Marketable securities                                       278,563             473,556
   Notes receivable from related parties                     1,352,646           1,352,646
   Prepaids and other                                          843,080           1,335,458
                                                         -------------       -------------
              Total current assets                          75,562,704          71,290,724
                                                         -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                        290,706             290,706
   Building and improvements                                 2,260,740           2,260,740
   Furniture and equipment                                   6,592,655           6,174,452
   Vehicles                                                  5,127,110           4,789,336
   Leasehold improvements                                      596,988             522,336
                                                         -------------       -------------
                                                            14,868,199          14,037,570
   Less - accumulated depreciation and amortization         (4,128,981)         (1,585,503)
                                                         -------------       -------------

              Total property and equipment, net             10,739,218          12,452,067
                                                         -------------       -------------

ASSETS HELD FOR SALE                                                 -           1,239,605
                                                         -------------       -------------

OTHER ASSETS:
   Sales orders and regulation records, net                    233,040             423,720
   Costs in excess of net assets acquired, net             151,377,650         154,518,179
   Covenants not to compete, net                               376,131             538,777
   Notes receivable from related parties                     1,788,645           1,788,645
   Prepaids                                                  3,723,378           5,501,703
   Other assets, net                                         3,673,609           3,617,107
                                                         -------------       -------------
              Total other assets                           161,172,453         166,388,131
                                                         -------------       -------------

              Total assets                               $ 247,474,375       $ 251,370,527
                                                         =============       =============


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                   AS OF JUNE 28, 1997 AND SEPTEMBER 28, 1996
                   ------------------------------------------



                                                                    June 29,         September 28,
               LIABILITIES AND SHAREHOLDERS' EQUITY                   1997                 1996
               ------------------------------------              -------------       -------------
                                                                  (Unaudited)          (Audited)

CURRENT LIABILITIES:
   Current portion of debt obligations                           $   9,511,486       $  10,822,386
   Current portion of Senior debentures                              8,323,236           3,329,295
   Short-term borrowings - related parties                           5,830,960           6,206,853
   Accounts payable                                                 78,016,978          70,302,971
   Accrued expenses                                                 15,309,980          12,762,143
   Accrued interest on debentures                                    4,968,882           1,041,006
   Income taxes payable                                              1,534,602           1,534,602
   Reserve for gross profit on sales returns                         6,821,471          10,474,409
                                                                 -------------       -------------
              Total current liabilities                            130,317,595         116,473,665

LONG-TERM DEBT OBLIGATIONS                                           7,109,828           9,247,711

DEBENTURES:
   - Senior                                                         31,596,579          36,590,520
   - Subordinated                                                   18,559,707          18,559,707

DEFERRED COMPENSATION PLAN                                           1,100,055           1,231,041

ACCRUED PENSION OBLIGATION                                           2,096,735           2,115,478

POST-RETIREMENT OBLIGATION                                           1,283,020           1,450,015

DEALER ADVANCE PAYMENTS AND OTHER                                      166,761             146,938
                                                                 -------------       -------------
              Total liabilities                                    192,230,280         185,815,075
                                                                 -------------       -------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, 482,140 shares
                                                                     4,769,692           4,329,287
                                                                 -------------       -------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares
     authorized, 4,283,506 issued and 2,676,034 outstanding
     (including shares subject to Put Agreements)                          250                 250
   Paid-in capital                                                  43,416,645          43,079,563
   Obligation to issue shares (4,349,476)                           65,242,138          65,242,138
   Treasury stock, at cost                                             (16,998)            (16,998)
   Unrealized loss                                                    (226,212)            (31,219)
   Minimum pension liability adjustment                               (108,204)           (108,204)
   Retained deficit                                                (57,833,216)        (46,939,365)
                                                                 -------------       -------------
              Total shareholders' equity                            50,474,403          61,226,165
                                                                 -------------       -------------

              Total liabilities and shareholders' equity         $ 247,474,375       $ 251,370,527
                                                                 =============       =============

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                    FOR THE THIRD QUARTER ENDED JUNE 28, 1997
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                         JUNE 28, 1997 AND JUNE 29, 1996
                         -------------------------------


                                                       3 Months        3 Months        9 Months            9 Months
                                                      Ended 1997      Ended 1996       Ended 1997         Ended 1996
                                                  ----------------------------------------------------------------------
                                                     (Unaudited)      (Unaudited)     (Unaudited)        (Unaudited)

NET SALES                                             $79,600,935     $14,693,344     $229,704,447       $34,722,433

COST OF SALES                                          62,039,368      11,113,565      179,099,594        26,000,587
                                                  ----------------------------------------------------------------------

              Gross profit                             17,561,567       3,579,779       50,604,853         8,721,846

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             (16,109,254)     (3,441,583)     (49,918,166)       (8,374,634)

DEPRECIATION AND AMORTIZATION                          (2,111,547)       (526,005)      (6,393,622)       (1,112,205)

LOSS FROM INVESTMENT IN
  WILMINGTON                                              -               -               -                  (90,192)
                                                  ----------------------------------------------------------------------

LOSS FROM OPERATIONS                                     (659,234)       (387,809)      (5,706,935)         (855,185)
                                                  ----------------------------------------------------------------------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                               (1,603,505)       (151,414)      (5,317,543)         (428,879)
   Other, net                                             (23,971)         138,102          130,627           180,051
                                                  ----------------------------------------------------------------------

              Total other income (expenses), net       (1,627,476)        (13,312)      (5,186,916)         (248,828)
                                                  ----------------------------------------------------------------------

LOSS BEFORE TAXES                                      (2,286,710)       (401,121)     (10,893,851)       (1,104,013)

INCOME TAXES                                              -                  -               -                 -
                                                  ----------------------------------------------------------------------

NET LOSS                                             $ (2,286,710)  $    (401,121)    $(10,893,851)  $    (1,104,013)
                                                  ======================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
                                                        7,069,413       2,681,836        7,061,978         2,674,870
                                                  ======================================================================

LOSS PER SHARE                                       $       (.32)  $        (.15)    $      (1.54)  $          (.41)
                                                  ======================================================================


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
                    FOR THE THIRD QUARTER ENDED JUNE 28, 1997
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                         JUNE 28, 1997 AND JUNE 29, 1996
                         -------------------------------


                                                                       9 Months Ended June    9 Months Ended
                                                                            28, 1997           June 29, 1996
                                                                      --------------------- ------------------
                                                                          (Unaudited)           (Unaudited)

NET CASH PROVIDED  BY (USED IN) OPERATING ACTIVITIES
                                                                         $    3,695,336     $     2,107,890

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (830,629)           (490,688)
   Additions of long-term assets                                             (1,365,732)         -
   Proceeds from sale of Airplane held for resale                             1,239,605          -
                                                                   --------------------  ------------------
              Net cash used in investing activities                            (956,756)           (490,688)
                                                                   --------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations                                               (3,824,676)           (396,762)
   Other, primarily advances to related parties                             -                    (1,658,067)
                                                                   --------------------  ------------------
              Net cash used in financing activities                          (3,824,676)         (2,054,829)
                                                                   --------------------  ------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                                                             (1,086,096)           (437,627)

CASH, beginning of period                                                     2,546,785             755,338
                                                                   --------------------  ------------------

CASH, end of period                                                     $     1,460,689     $       317,711
                                                                   ====================  ==================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                             $     1,653,009     $        74,092
   Cash paid during the period for taxes                                         22,600              22,150


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

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QSB
                                   -----------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                    FOR THE THIRD QUARTER ENDED JUNE 28, 1997
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------


1.       GENERAL
         -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of June 28, 1997 and September 28, 1996, and the results of its operations and cash flows for the nine months ended June 28, 1997 and June 29, 1996. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2.       THE BUSINESS
         ------------

United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG (the Parent) is a holding company. The operations for the quarter ended June 28, 1997 were conducted through its consolidated subsidiaries and also include the impact of the business combinations in the fourth quarter of 1996 more fully discussed below. The operations for the quarters ended June 28, 1997 and June 29, 1996 were conducted through its consolidated subsidiaries as follows:
Service News Company of Connecticut, doing business as Yankee News Company (Yankee) was owned since May of 1993. Service News Company of Wilmington, North Carolina ("Wilmington") was operated under a management agreement for the quarter ended December 30, 1995 and was owned since January of 1996. Triangle News Company, Inc., a Pennsylvania corporation, (Triangle) was acquired in January of 1996. Reader's Choice (RC) was owned during the first three fiscal quarters of 1996 and was sold in July of 1996.

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

Effective July 29, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Northern, pursuant to which the Company acquired such of the assets of that company as are related to the wholesale distribution of periodicals (and, pursuant to the agreement with Northern, to acquire all of the stock of MacGregor held by Northern) in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 30, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Michiana and the shareholders of Michiana (the "Michiana Shareholders"), pursuant to which all of the Michiana Shareholders agreed to contribute their shares of stock of Michiana to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 31, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Stoll and the shareholders of Stoll (the "Stoll Shareholders"), pursuant to which all of the Stoll Shareholders agreed to contribute their shares of stock of Stoll to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 1, 1996, the Company entered into an Asset Transfer and Exchange Agreement with OPD, subsequently modified to a Stock Transfer and Exchange Agreement. This agreement was further amended to provide for the transaction to be effected as a merger. In connection with the Merger all of the OPD Stock owned by the OPD Shareholders will be converted into common stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Wholesalers, pursuant to which the Company agreed to acquire substantially all of the assets and assume substantially all of the liabilities of that company as are related to the wholesale distribution of periodicals in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Scherer Companies and the shareholders of Scherer Companies (the "Scherer Shareholders"), pursuant to which the Scherer Shareholders agreed to contribute their shares of stock of Scherer Companies to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 23, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Klein and the sole shareholder of Klein (the "Klein Shareholder"), pursuant to which the Klein Shareholder agreed to contribute his shares of stock of Klein to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.

Each of these transactions has been or is expected to be closed into escrow pending a favorable vote of the shareholders of the Company on each of these transactions. Upon the shareholders voting in favor of the acquisitions at the Annual Meeting of Shareholders scheduled for September 3, 1997, then closing documents will be released from escrow and the transactions will be consummated. Ronald E. Scherer, chairman of the Company, OPD, which is controlled by Ronald
E. Scherer, and R. David Thomas, another significant shareholder of the Company, have each agreed to vote their shares in favor of the transactions with Stoll, Michiana, Klein and the Scherer Affiliates. Together these shareholders are entitled to vote more than 50% of the stock of the Company. Since approval of the transactions is assured and UNIMAG had effective control over the operations of the companies, the Acquisition Parties have been included in the consolidated financial statements of UNIMAG as discussed in the footnotes to the financial statements.

UNIMAG also owns three inactive subsidiaries.

3.       PENDING SHAREHOLDER ACTIONS
         ---------------------------

UNIMAG grew significantly during 1996 by the acquisition of six wholesalers (two in the second quarter and four in the fourth quarter). Consideration for these acquisitions was in the form of cash, notes payable, debentures and common stock of the Company. Due to the significant amount of shares to be issued for the fourth quarter acquisitions, UNIMAG is required to obtain shareholder approval. The Company has completed the Proxy Statement for the shareholder vote at the Annual Meeting of Shareholders to be held September 3, 1997. Upon approval by the shareholders, the exchanges will occur and legal titles will pass. However, the Company has already received the necessary approvals from two significant shareholders who have agreed to vote their shares, which represent a majority of the outstanding shares, in favor of the acquisitions discussed above, as well as a 1 for 10 reverse stock split.

Since the approval is assured, the Company has reflected the reverse stock split for all periods presented and the effects of the acquisitions.

4.       PROVISION FOR INCOME TAXES
         --------------------------

The provision (benefit) for income taxes for the periods ended June 28, 1997 and June 29, 1996 is as follows:

                                          3 Months          3 Months        9 Months         9 Months
                                         Ended 1997        Ended 1996      Ended 1997       Ended 1996
                                        -------------    -------------   -------------    -------------

           Current                      $   (915,000)    $   (160,000)   $ (4,358,000)    $   (442,000)
           Deferred                          915,000          160,000       4,358,000          442,000
                                        ------------     ------------    ------------     ------------

                    Total               $       -        $       -       $       -        $       -
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

As of June 28, 1997, UNIMAG has approximately $58 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership. The NOL carryforwards will expire in the years 2003 through 2011. As a result of the application of the Section 382 limitation, a significant amount of pre-change net operating losses of the Combined Company should expire unutilized. UNIMAG estimates that over $20 million of such net operating losses should expire unutilized as a result of such limitation (assuming that the limitation is not increased in respect of any built-in gains).

At June 28, 1997, UNIMAG had income taxes payable of $1,534,602. This relates primarily to Michiana's tax assessment and interest due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG.

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

                                                 9 Months Ended               3 Months Ended
                 in 000's, except EPS             June 29, 1996               June 29, 1996
                                                    Pro Forma                   Pro Forma
                                               ---------------------        --------------------

                Net Revenue                          $ 208,375                 $   72,377
                Net Loss                               (14,024)                    (8,691)
                EPS                                  $   (1.99)                $    (1.23)

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

                             UNITED MAGAZINE COMPANY
                             -----------------------

                              FINANCIAL INFORMATION
                              ---------------------

                    FOR THE THIRD QUARTER ENDED JUNE 28, 1997
                    -----------------------------------------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Results of Operations of UNIMAG for the three months ended June 28, 1997
                               And June 29, 1996


Review of Operations

The results of operations for the quarter ended June 28, 1997 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future. 1996 was a unique transition year which featured industry wide consolidations, declines in gross margin as a percent of revenue, and increases in payroll costs related to increased levels of service. These trends have continued into 1997, and the Company has continued its consolidation and cost reduction efforts to offset the impact of these trends.

The following table provides comparative financial information for selected quarters of 1997 and 1996.

                                                                           Quarter Ended
                                              June 28, 1997      March 29, 1997    December 28, 1996    June 29, 1996
                                              -------------      --------------    -----------------    -------------
   Results of Operations ($000):
      Revenue                                       79,601            $75,675              $74,429          $14,693
      Gross Margin                                  17,562             16,580               16,463            3,579
      Selling, General and Administrative           16,109             16,433               17,376            3,442
      EBITDA                                         1,453                147                (913)              137

   Net Loss                                        (2,287)            (3,733)              (4,874)            (401)

   As a Percent of Revenue:
      Gross Margin                                    22.1               21.9                 22.1             24.4
      Selling, General and Administrative             20.2               21.7                 23.3             23.4
      EBITDA                                           1.8                 .2                (1.2)              0.9
      Net Loss                                       (2.9)              (4.9)                (6.5)            (2.7)
   ---------------------------------------------------------------------------------------------------------------------

The following table provides financial information for the two quarters presented which describes the operating results of the Company for the UNIMAG entities prior to the acquisitions, for the acquisition companies combined, and the related cost of goodwill amortization and debenture interest.

                                                                                   Amortization of
                                                                                     Acquisition
                                                                                     Goodwill and
                                                   Prior          Acquisition         Debenture           Combined
                                                  UNIMAG           Companies           Interest            Total
                                                ------------     --------------    -----------------    -------------
QUARTER ENDED JUNE 28, 1997:
   Results of operations $(000):
     Revenue                                     $ 16,901           $ 62,700          $        -           $ 79,601
     Gross margin                                   3,721             13,841                   -             17,562
     Selling, general and administrative           (4,169)           (11,940)                  -            (16,109)

   Net income (loss)                                 (962)               818              (2,143)            (2,287)
   As a percent of revenue:
   Gross margin                                     22.02%             22.07%                     -           22.06%
   Selling, general and administrative             (24.67%)           (19.04%)                    -          (20.24%)

   Net income (loss)                                (5.69%)             1.30%                     -           (2.87%)

QUARTER ENDED MARCH 29, 1997:
   Results of operations $(000):
   Revenue                                       $ 15,986           $ 59,689          $        -           $ 75,675
   Gross margin                                     3,424             13,156                   -             16,580
   Selling, general and administrative             (3,887)           (12,546)                  -            (16,433)

   Net loss                                        (1,036)              (554)             (2,143)            (3,733)

   As a percent of revenue:
     Gross margin                                   21.42%             22.04%                     -           21.91%
     Selling, general and administrative           (24.32%)           (21.02%)                    -          (21.72%)

   Net loss                                         (6.48%)            (0.93%)                    -           (4.93%)


The revenue for the Combined Company for the quarter ended June 28, 1997 was $79,600,935, with approximately $62,700,000, or 79%, derived from the Acquisition Companies. This was an increase of 442% over revenue for the quarter ended June 29, 1996 and an increase of 5.2% over the previous fiscal quarter ended March 29, 1997.

The Acquisition Companies grew by 5.0% from the second quarter to the third quarter while the Prior Unimag Companies grew by 5.7%.

During 1996 the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these approximate 5% reductions in revenue, the gross margin, as a percentage of revenue, declined from 24.4% in the third fiscal quarter of 1996 and increased from 21.9% in the previous fiscal quarter to approximately 22.1% in the third fiscal quarter of 1997. The margins appear to have stabilized and are showing slight improvements during the current quarter.

Selling, general and administrative expenses, as a percent of revenue, decreased to 20.2% with prior UNIMAG at 24.7% and acquisition companies at 19.0%, in 1997 versus 23.4% in 1996 and 21.7% in the previous fiscal quarter. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were more than fully offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio. The Acquisition Parties' percent declined more rapidly because the synergies from consolidation were in the Acquisition Parties' markets when warehouses were converted to depots and personnel reductions were made.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired from Acquisition Parties and due to the amortization of goodwill relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years at an approximate amount of $962,500 per quarter.

This resulted in a change in the net loss to $2,286,710, or 2.9% of revenue in the third fiscal quarter of 1997 compared to a loss of $401,121 , or 2.7% in 1996 and a loss of $3,732,832, or 4.9% in the preceding quarter. The net loss for the quarter ended June 28, 1997 included approximately $962,000 from prior UNIMAG versus $1,036,000 in the previous quarter, a gain of $818,000 from Acquisition Companies versus a loss of $554,000 in the previous quarter and approximately $2,143,000 in amortization of goodwill and debenture interest for each quarter relating to the Acquisition Parties.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest for the entire quarter. This increased interest expense for the third quarter of 1997 by approximately $1,262,000.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the second quarter of 1997. The Company has a net operating loss (NOL) of approximately $58,000,000 at June 28, 1997; however, the Company has not recognized any benefits from that NOL through June 28, 1997. As a result of the application of the Section 382 limitation, a significant amount of pre-change net operating losses of the Combined Company should expire unutilized. The Company estimates that over $20 million of such net operating losses should expire unutilized as a result of such limitation (assuming that the limitation is not increased in respect of any built-in gains).

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

--------------------------------------------------------------------------------

     Results of Operations of UNIMAG for the nine months ended June 28, 1997 and June 29, 1996

--------------------------------------------------------------------------------

Review of Operations

The results of operations for the nine months ended June 28, 1997 are not indicative of results from prior quarters, nor are the results for the nine months indicative of the future. The following table provides comparative financial information for the first nine months of 1997 and 1996.

                                                             June 28,           June 29,
                                                               1997               1996
                                                            ------------      -------------

     Results of Operations $(000):
        Revenue                                              $  229,705        $    34,722
        Gross Margin                                             50,605              8,722
        Selling, General and Administrative                      49,918              8,375

     Net Loss                                                   (10,894)            (1,104)

     As a Percent of Revenue:
        Gross Margin                                               22.0               25.1
        Selling, General and Administrative                        21.7               24.1
        Net Loss                                                   (4.7)              (3.2)

The following table provides financial information for the nine months ended June 28, 1997 presented and describes the operating results of the Company for the UNIMAG entities prior to the acquisitions, for the acquisition companies combined, and the related cost of goodwill amortization and debenture interest.


                                                                                   Amortization of
                                                                                     Acquisition
                                                                                     Goodwill and
                                                   Prior          Acquisition         Debenture           Combined
                                                  UNIMAG           Companies           Interest            Total
                                                ------------     --------------    -----------------    -------------

NINE MONTHS ENDED JUNE 28, 1997:
   Results of operations $(000):
     Revenue                                        $ 49,390         $180,315        $          -           $229,705
     Gross margin                                     10,943           39,662                   -             50,605
     Selling, general and administrative             (12,087)         (37,831)                  -            (49,918)

   Net loss                                           (2,914)          (1,551)             (6,429)           (10,894)

   As a percent of revenue:
     Gross margin                                      22.16%           22.00%                  -              22.03%
     Selling, general and administrative              (24.47%)         (20.98%)                 -             (21.73)

   Net loss                                            (5.90%)           (.86%)                 -              (4.74%)

The revenue for the Combined Company for the nine months ended June 28, 1997 was $229,704,447 with approximately $180,315,000, or 78%, derived from the Acquisition Companies. This was an increase of 562% over revenue for the nine months ended June 29, 1996. This increase is primarily attributable to the inclusion of revenue from the acquisition parties' companies during the entire nine months ended June 28, 1997 with Acquisition Companies growing at a faster rate during the third quarter than did prior Unimag companies.

During 1996 the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these approximate 5% reductions in revenue, the gross margin, as a percentage of revenue, declined from 25.1% in the first nine months of 1996 to approximately 22.0% in the first nine months of 1997 with the Acquisition Companies having a slightly better percent.

Selling, general and administrative expenses, as a percent of revenue, decreased to 21.7% with prior UNIMAG at 24.5% and Acquisition Companies at 21.0%, in 1997 versus 24.1% in 1996. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were more than fully offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio. As a result, the Acquisition Companies were able to decrease their percents more efficiently.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired from Acquisition Parties and due to the amortization of goodwill, relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years at approximately $3,850,000 annually.

This resulted in an increase in the net loss to $10,893,851 or 4.7% of revenue in 1997 compared to $1,104,013, or 3.2% in 1996. The net loss for the nine months included approximately $2,914,000 from prior UNIMAG, $1,551,000 from Acquisition Companies, and $6,429,000 for amortization of goodwill and debenture interest, relating to the Acquisition Parties. The loss as a percentage of revenue was 5.9% for Prior Unimag and 0.9% for the Acquisition Parties before the impact of purchase accounting. This is reflective of the synergies being achieved within the Acquisition Parties.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest for the entire quarter. This increased interest expense for the first nine months of 1997 by approximately $2,524,000.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first nine months of 1997. The Company has a net operating loss (NOL) of approximately $58,000,000 at June 28, 1997; however, the Company has not recognized any benefits from that NOL through June 28, 1997.

As a result of the application of the Section 382 limitation, a significant amount of pre-change net operating losses of the UNIMAG Group should expire unutilized. The Company estimates that over $20 million of such net operating losses should expire unutilized as a result of such limitation (assuming that the limitation is not increased in respect of any built-in gains).

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

EBITDA for the third quarter of 1997 was $1,453,000 versus $147,000 for the preceding quarter. EBITDA for the first nine months of 1997 was $687,000 versus $347,000 for the first nine months of 1996. The 1997 EBITDA has been impacted negatively by the gross margin and payroll pressures during UNIMAG's period of ownership of the acquisition companies, and the Company has not received the full benefits from implementation of expected consolidation synergies with the acquisition companies because of the time and complexity involved in the consolidations.

During the quarter ended June 28, 1997, the working capital deficit increased by $1,241,000 to $54,755,000 with $2,974,000 of the increase due to increases in current debenture principal and interest owed. Included in the $54,755,000 is $19,123,000 for related party debt and for debenture principal and interest.

The Company anticipates improvements in EBITDA during the remainder of fiscal 1997 due to continued reductions in selling, general and administrative expenses through consolidation synergies and through some improvement in gross margins. It is anticipated that the major reduction in selling, general and administrative expenses will come primarily from the Acquisition Parties. The Company is closing or converting to delivery depots several warehouse locations in the states of Michigan, Indiana and Ohio by consolidating the majority of the office and warehouse functions in three existing locations. The gross margin improvement plans include the negotiation of more favorable terms with suppliers, changing the sales mix to higher margin products, and consolidating book purchases for volume discounts.

The acquisition transactions of the Company since June 30, 1996 have added $140,966,000 of goodwill to the Company's assets and $58,480,000 of Senior and Subordinated Debentures to the Company's liabilities. On an annual basis the Combined Company anticipates future amortization of approximately $3,524,000 for this goodwill and initial annual interest of approximately $5,050,000 related to these transactions.

Cash Flows - Operating Activities

During the first nine months of 1997 the Company experienced an increase in net cash provided from operations of $3,695,000 compared to $2,108,000 in 1996. Receivables increased by $4,188,000 more than vendor payables, with both receivables and payables increasing by about $8,000,000 each during the first fiscal quarter. Inventory of magazines and books was reduced by $5,857,000 during the nine months ended June 28, 1997, with most of the decrease occurring in the second fiscal quarter. The loss for the nine months of $10,894,000 was partially offset by depreciation and amortization of $6,394,000. The operating cash flow results for the first nine months of fiscal 1996 were due primarily to changes associated with the acquisitions of Wilmington and Pittsburgh.

Cash Flows - Investing Activities

The Company spent $831,000 in the first nine months of 1997 for capital expenditures and $1,366,000 for other long term assets. During that same period the Company sold an airplane held for resale for $1,240,000. The investing cash flow results for the first nine months of fiscal 1996 included capital expenditures of $491,000.

Cash Flows - Financing Activities

During the first nine months of 1997 the Company made net reductions of debt obligations of $3,825,000 including $1,686,000 of current debt and $2,139,000 of long-term debt. The financing results for the first nine months of fiscal 1996 included debt reductions of $397,000 and advances to related parties, now part of the Acquisitions Companies, of $1,658,000.

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

Operational Measures

The receivables of the Company and its Acquisition Parties increased during the first nine months of 1997 due to an increase in payment time periods by certain large retailers. This increase in receivables caused a corresponding increase in trade payables. The Company has centralized and consolidated its chain collection efforts to improve future cash flow by reducing the number of days outstanding of receivables.

In addition, through the Company's SMARTS System (which stands for Sales Magazine Analysis React Transmit System) and related inventory management and purchasing consolidation efforts, the Company has begun to reduce the amount of inventory required to maintain and increase sales levels. During the quarter ended June 28, 1997, the Company accelerated the amount of magazine and book returns for vendor credit. This caused a decrease in the amount of estimated reserve for the gross margin on future returns. The Company anticipates a continuation of this effort during the balance of 1997.

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

Management continues to implement the consolidated staffing plan for the Combined Company and expects significant employee reductions and labor cost savings as the operations of the Acquisition Parties are systematically consolidated in the quarters following the consummation of the proposed transactions. The Company has terminated or sent notices of pending termination to approximately 15% of the 1996 total initial full-time work force that was in place at September 28, 1996. The consolidation process focused on Michigan during the quarter ended December 28, 1996, Ohio during the quarter ended March 29, 1997, and Indiana during the quarter ended June 28, 1997.

Commitments and Contingencies

The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions in the latter half of fiscal 1996 and the first nine months of 1997.

The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has an adequate accrual for these claims and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial conditions.

Financing Arrangements

Each of the Exchange Agreements contemplates that stock or assets of the various Acquisition Parties will be contributed to the Company in exchange for Common Stock of the Company, valued at $1.50 per share (pre-split), and for Senior and Subordinated Debentures. The Company has entered into a Debenture Agreement (the "Debenture Agreement") with the Stoll Shareholders, the Michiana Shareholders, the Klein Shareholder, the OPD Shareholders, the Scherer Shareholders and the Scherer Affiliates pursuant to which the Debentures are being issued. In addition, the Company will issue a $4,5000,000 Subordinated Debenture and make a cash payment of $500,000 in exchange for a $5,000,000 note owned by OPD to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director nominee. The Company also will issue $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor. The Company anticipates the purchase of an additional $500,000 of common stock by R. David Thomas after the Annual meeting.

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

Private Securities Litigation Reform Act of 1995 - Safe Harbor Cautionary Statement

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for the balance of 1997; the Company's plans for acquisition transactions to be voted on at the next Annual Meeting of Shareholders; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future financing and refinancing; the Company's future operational strategies to improve operating cash flow; and other similar expressions concerning matters that are not historical facts.

Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performance, and/or achievements of the Company to differ materially from any future results, performances, and/or achievements of the Company, express or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: delays in the date of the Annual Meeting of Shareholders; the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain financing and refinancing; the timing of the implementation of operating synergies; further changes in the industry; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.           LEGAL PROCEEDINGS

         Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Form 10-QSB for the Fiscal Quarter Ended March 29, 1997.

         NMDU Claims/WARN Litigation. In June, 1997, the ongoing mediation between the NMDU and the multiple defendants in the NMDU case resulted in a settlement recommendation by the mediator which has now been accepted by the plaintiff and the defendants. Formal settlement documents are now being drafted by attorneys for the parties. The Company will pay approximately $650,000 in three annual payments. As an offset against this liability, the Company retains the $1,000,000 unsecured offset from the Imperial's bankruptcy estate which it had previously received in exchange for the release of its five claims against the estate.

Item 2.           CHANGE IN SECURITIES:   None

Item 3.           DEFAULT UPON SENIOR SECURITIES:   None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None

Item 5.           OTHER INFORMATION:   None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         On June 23, 1997, August 4, 1997 and August 8, 1997, UNIMAG filed Form 8-KA's in connection with the Proxy Statement filed August 11, 1997. These 8-KA's provided supplemental information relating to the acquisitions described in the Proxy.

SIGNATURES:

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITED MAGAZINE COMPANY

                                                  Registrant

                                         /s/ Ronald E. Scherer
                                         --------------------------------------
                                         Ronald E. Scherer
                                         President and Chief Executive Officer


                                         /s/ Thomas L. Gerlacher
                                         --------------------------------------
                                         Thomas L. Gerlacher
                                         Chief Financial Officer