Form 10KSB40/A
period 1996-09-28
UNITED MAGAZINE CO
filed 1997-08-21
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB-A

                                 Amendment #2
------------------------------------------------------------------------------


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X


         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 25, 1997, was $19,220,166. There is no active trading market in the Registrant's shares, and this value is based upon an agreed upon valuation for the Registrant's shares in a recent acquisition agreement.


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


         The Debenture Agreement pursuant to which the Senior and Subordinated Debentures are being issued to the Acquisition Parties requires the Company to use its best efforts to refinance the Senior Debentures, which are expected to aggregate approximately $39,920,000. In connection with such refinancing, the Company has engaged Bank of Boston as financial advisor to the Company's Board of Directors. Bank of Boston has been requested to provide fee based services in connection with the development of a financing restructuring for the transactions and with the related placement of debt and/or equity securities. The Company has had discussions with several different entities, introduced to the Company by Bank of Boston, interested in providing such financing; however, the Company has not received a final financing commitment nor reached a final agreement regarding such financing.


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

REVIEW OF OPERATIONS



         The following table provides financial information for the year ended September 28, 1996 and describes the operating results of the Company for the UNIMAG entities prior to the acquisitions, for the Acquisition Parties combined, and the related cost of goodwill amortization and debenture interest.


                                                          Amortization of
                                                            Acquisition
YEAR ENDED SEPTEMBER 28,         Prior    Acquisition      Goodwill and        Combined
1996:                           Unimag      Parties      Debenture Interest     Total
                               --------    -----------   ------------------    --------
Results of operations $(000):
 Revenue                        $ 50,384    $ 29,848            $ -             $ 80,232
 Gross margin                     12,496       7,459              -               19,955
 Selling, general and
  Administrative                 (13,721)     (8,482)             -              (22,203)

Net Loss                          (3,686)     (1,572)           (1,130)           (6,388)

As a percent of revenue:
 Gross margin                     24.80%      24.99%             -                24.87%
 Selling, general and
  Administrative                (27.23%)    (28.42%)             -              (27.67%)

Net Loss                         (7.32%)     (5.27%)             -               (7.96&)


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


         The revenue for the Combined Company for the various periods of operations reported for each of the entities in 1996 was $80,232,472, (with approximately $50,384,000, or 63%, derived from prior UNIMAG operations), an increase of 227% over 1995 revenue. Substantially all of the growth was attributable to the acquisitions during 1996 for the periods included in the preceding paragraph.

         In markets serviced by the Combined Company, including UNIMAG and the Acquisition Parties, the business of certain large retail chains such as WalMart and K Mart was lost early in calendar 1996. However, the Combined Company obtained increases in new business from chains previously serviced by other wholesalers not part of the Combined Company. Other increases in new business came from the increased use of high impact marketing programs in large retail customer locations. On a pro-forma basis the revenues of UNIMAG increased by 1.4% from 1995 to 1996.

         The most significant development during 1996 was the reduction in revenue from existing chain customers of both UNIMAG and the Acquisition Parties where new discounts, rebates and amortization of signing bonuses caused an approximate 5% reduction in revenue without a corresponding reduction in the related cost of the products for equivalent numbers of magazines sold. As a result the Company realized less revenue per comparable magazine sold in 1996 versus 1995.

         As a result of these reductions in revenue, the gross margin, as a percentage of revenue, declined from 27.0 % in 1995 to 24.9% in 1996. This trend was not unique to UNIMAG or to the Acquisition Parties, as it was representative of changes throughout the entire industry in 1996. The 2.1% decline in gross margin was attributable almost totally to the discounting and rebating changes during 1996. The cost of product to UNIMAG and the Acquisition Parties, as a percentage of the retail price to the customer, remained relatively constant, however due to volume of business the Acquisition Parties cost of product was slightly less than the prior UNIMAG.

         Selling, general and administrative expenses, as a percent of revenue, increased by 1.5% to 27.7% in 1996 versus 26.2% in 1995 with Prior UNIMAG at 27.2% and Acquisition Parties at 28.4%. Included in this increase was administrative cost increases in 1996 over 1995 of $1,049,000 for legal and accounting expenses. Payroll expenses for UNIMAG and the Acquisition Parties, the largest operating expense component, increased in 1996 over 1995 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. The reduction in revenue from discounts, rebates and amortization during 1996 reduced the comparative revenue base. Without this reduction in revenue, the selling, general and administrative percent would have been approximately 1% less.

         Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and to the amortization of goodwill relating to the several business combinations in 1996. Depreciation and amortization as a percentage of sales before purchase accounting was consistent between periods. The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of $17,083,000 for Michiana, $50,173,000 for Stoll, $33,290,000
for Klein, $789,000 for Read-Mor and $39,631,000 for Scherer Affiliates. This goodwill is being amortized over 40 years with 1996 amortization of two months for Michiana, Stoll, Read-Mor and Scherer Affiliates and two weeks for Klein.


         All of these changes resulted in an increase in the net loss from operations to $4,922,784 (6.1% of revenue) in 1996 compared to $830,582
(3.4% of revenue) in 1995. The 1996 net loss after taxes of $6,387,795 included $1,781,161 of interest expense while the 1995 net income of $1,864,100 include interest expense of $347,809 and a settlement gain of $2,352,170. The 1996 net loss included approximately $3,686,000 from prior UNIMAG, $1,572,000 from Acquisition Parties and $1,130,000 of acquisition amortization of goodwill and interest.



         The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is being financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrue interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. These debentures increased interest expense for 1996 by approximately $664,000. In addition, Prior UNIMAG incurred a noncash interest charge of $525,000 for the accretion of shares subject to put agreements.

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

         The operating results of Prior Unimag are more favorable currently since the synergy plans had not been fully implemented by September 28, 1996.

         In addition, the net loss of the Acquisition Parties was more favorable due to these entities being less leveraged than Prior Unimag along with the additional amortization relating to the Wilmington and Pittsburgh acquisitions.


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


         The Company anticipates improvements in EBITDA in fiscal 1997 versus 1996 due to reductions in selling, general and administrative expenses through consolidation synergies. It is anticipated that the major reductions in selling, general and administrative expenses will come primarily from the Acquisition Parties. The Combined Company does not anticipate any further declines in gross margins and has identified some opportunities for recovery of some of the lost margin in the latter part of fiscal 1997.


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


a. In January 1996, the Company exercised its option for a nominal amount to acquire the outstanding stock of Service News Company of Wilmington, North Carolina. See Note 12 for additional discussion and the purchase of the business option in 1995. The following summarizes the allocation of fair values of the various assets and liabilities acquired:

         Cash                                      $    67,856
         Accounts receivable, net                      663,726
         Inventories                                   842,292
         Property and equipment                        337,654
         Note receivable - prior owners                 47,456
         Other assets                                    2,950
         Sales O&R records                              76,950
         Covenants not to compete                      425,000
         Goodwill                                    5,206,159
         Accounts payable and accrued expenses      (3,161,768)
         Advanced from UNIMAG                       (3,403,542)
         Intercompany payable                         (289,242)
         Reserve for gross profit on sales returns    (357,000)
         Debt obligations                             (458,490)
                                                   ------------
         Option exercise price                      $        1
                                                   ============

b. Also in January 1996, the Company acquired the operations of Triangle News Company (Triangle) in Pittsburgh Pennsylvania. UNIMAG acquired Triangle for approximately $2.7 million in a transaction accounted for as a purchase. The consideration given was in the form of cash, seller financing and 10,000 shares of UNIMAG stock (estimated fair value of $9.10 per share). The amount of goodwill recorded from this transaction was approximately $6.9 million. The results of operations for Triangle were included in the consolidated statement of operations from January 1996 forward. Triangle generated revenue of $18 million during the nine month period ended September 28, 1996. The following summarizes the allocation of purchase price based on the fair values of the various assets and liabilities acquired:

         Cash                                      $    39,768
         Accounts receivable, net                    3,223,097
         Inventories                                 1,951,043
         Property and equipment                        627,623
         Receivables from related parties              244,356
         Other assets                                   12,509
         Sales O&R records                             162,215
         Goodwill                                    6,857,280
         Accounts payable and accrued expenses      (6,626,452)
         Advanced from related parties                (126,739)
         Reserve for gross profit on sales returns    (712,800)
         Deferred benefit obligations               (2,985,084)
                                                   ------------
         Total purchase price                      $ 2,666,816
                                                   ============


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


    UNIMAG acquired the various companies with UNIMAG common stock of $65.2 million (estimated fair value of $15 per share) and subordinated debentures of $58.5 million in a transaction accounted for as a purchase. In the Company's preliminary allocation of the purchase price to the fair value of net assets acquired, goodwill of approximately $143 million was recorded. The results of operations for these entities were included in the consolidated results of UNIMAG from their respective acquisition dates forward (July 31, 1996 and September 14, 1996), and represented approximately $30 million of the consolidated revenues for the year ended September 28, 1996. The following summarizes the allocation of purchase price based on the fair values of the various assets and liabilities acquired:


         Cash                                        $     3,462,905
         Accounts receivable, net                         21,362,374
         Inventories                                      29,905,639
         Property and equipment                           11,132,211
         Receivables from related parties                  3,012,859
         Other assets                                      5,023,552
         Deposits and prepaid signing bonuses              3,350,692
         Note receivable - related party                   3,756,686
         Investments                                       7,500,000
         Covenants not to compete                            219,139
         Goodwill                                        140,834,624
         Accounts payable and accrued expenses           (63,553,227)
         Advanced from related parties                      (400,000)
         Reserve for gross profit on sales returns        (8,248,918)
         Income taxes payable                               (978,243)
         Accrued pension and post retirement obligations  (1,848,342)
         Other liabilities                                  (913,799)
         Debt obligations                                (23,083,850)
                                                         ------------
         Total purchase price                           $130,534,302
                                                        =============

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