Form 10QSB/A
period 1996-12-28
UNITED MAGAZINE CO
filed 1997-08-21
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                 FORM 10-QSB-A

                                 AMENDMENT # 2

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


The following table provides financial information for the period presented which describes the operating results of the Company for the UNIMAG entities prior to the acquisitions, for the acquisition companies combined, and the related cost of goodwill amortization and debenture interest.

                                                                             Amortization of
                                                                               Acquisition
                                                                              Goodwill and
                                              Prior        Acquisition          Debenture       Combined
                                             UNIMAG         Companies           Interest         Total
                                            --------       -----------      ----------------    --------
    Quarter ended December 28, 1996:
       Results of operations $(000):
          Revenue                            $16,503         $57,926              $--            $74,429
          Gross margin                         3,798          12,665               --             16,463
          Selling, general and
            administrative                    (4,031)        (13,345)              --            (17,376)
       Net loss                                 (916)         (1,815)            (2,143)          (4,874)
       As a percent of revenue:
          Gross margin                         23.01%          21.86%              --              22.12%
          Selling, general and
            administrative                   (24.43%)        (23.04%)              --            (23.35%)
       Net loss                               (5.55%)         (3.13%)              --             (6.55%)


The revenue for the Combined Company for the quarter ended December 28, 1996 was $74,428,502, with approximately $57,926,000, or 78%, derived from the Acquisition Companies. This was an increase of 1,051% over revenue for the quarter ended December 30, 1995 and an increase of 64% over the previous fiscal quarter which included results of the Acquisition Parties for only part of that quarter. These increases are primarily attributable to the inclusion of revenues from the Acquisition Parties' companies during the entire quarter ended
December 28, 1996.


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


Selling, general and administrative expenses, as a per cent of revenue, decreased by .6% to 23.3%, with prior Unimag at 24.4% and Acquisition Companies at 23.0%, in 1997, versus 23.9% in 1996. The in-store service component of payroll expense, which is the largest operating expense, increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the partial benefit of initial reduction of full-time employees in Michigan during the quarter ended December 28, 1996. The selling, general and administrative percent for the quarter ended September 28, 1996 of 30.2% included approximately 2.2% from non-recurring professional fees and accruals for litigation settlements.


Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and due to the amortization of goodwill relating to the several business combinations in 1996. The acquisitions of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of $154,000,000. This goodwill is being amortized over 40 years at an approximate amount of $962,500 per quarter.

All of these changes resulted in an increase in the net loss from operations to 6.5% of revenue in 1997 compared to 3.3% in 1996 and 11.6% in the preceding quarter. The net loss for the quarter ended December 28, 1996 included approximately $916,000 from prior UNIMAG, $1,815,000 from Acquisition Companies and approximately $2,143,000 in amortization of goodwill and debenture interest relating to the Acquisition Parties.


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

During the quarter ended December 28, 1996, the working capital deficit increased by $5,497,000 to $50,680,000 with $2,927,000 of the increase due to increases in current debenture principal and interest owed. Included in the $50,680,000 is $13,173,000 for related party debt and debenture principal and interest.


The Company anticipates improvements in EBITDA during the remainder of fiscal 1997 due to continued reductions in selling, general and administrative expenses through consolidation synergies and through some recovery of gross margins. It is anticipated that the major reduction in selling, general and administrative expense will come primarily from the Acquisition Parties. The Company is closing or converting to delivery depots several warehouse locations in the states of Michigan, Indiana and Ohio by consolidating the majority of the office and warehouse functions in three existing locations. The gross margin improvement plans include the negotiation of more favorable terms with suppliers, changing the sales mix to higher margin products, and consolidating book purchases for volume discounts.


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