Form 10QSB/A
period 1997-03-29
UNITED MAGAZINE CO
filed 1997-08-21
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 -------------------------------------------------------------------------------
                                 FORM 10-QSB-A


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

                            UNITED MAGAZINE COMPANY
                                  FORM 10-QSB
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 29, 1997 AND SEPTEMBER 28, 1996

                                                                               March 29,         September 28,
                              ASSETS                                             1997                 1996
                                                                             -------------       -------------
                                                                              (Unaudited)          (Audited)

CURRENT ASSETS:
   Cash                                                                       $    714,166        $  2,546,785
   Accounts receivable, net                                                     40,795,550          29,835,357
   Inventories                                                                  29,214,740          35,746,922
   Marketable securities                                                           278,563             473,556
   Notes receivable from related parties                                         1,352,646           1,352,646
   Prepaids and other                                                            1,262,019           1,335,458
                                                                             -------------       -------------
              Total current assets                                              73,617,684          71,290,724
                                                                                 -------------       -------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                            290,706             290,706
   Building and improvements                                                     2,260,740           2,260,740
   Furniture and equipment                                                       6,521,120           6,174,452
   Vehicles                                                                      5,117,802           4,789,336
   Leasehold improvements                                                          526,816             522,336
                                                                             -------------       -------------
                                                                                14,717,184          14,037,570
   Less - accumulated depreciation and amortization                             (3,297,732)         (1,585,503)
                                                                             -------------       -------------

              Total property and equipment, net                                 11,419,452          12,452,067
                                                                             -------------       -------------

ASSETS HELD FOR SALE                                                               -                 1,239,605
                                                                             -------------       -------------


OTHER ASSETS:
   Sales orders and regulatory records, net                                        296,600             423,720
   Costs in excess of net assets acquired, net                                 152,323,477         154,518,179
   Covenants not to compete, net                                                   443,187             538,777
   Notes receivable from related parties                                         1,786,645           1,788,645
   Prepaids                                                                      4,572,378           5,501,703
   Other assets, net                                                             4,374,941           3,617,107
                                                                             -------------       -------------
              Total other assets                                               163,797,228         166,388,131
                                                                             -------------       -------------

              Total assets                                                    $248,834,364        $251,370,527
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


The following table provides financial information for the period(s) presented which describes the operating results of the Company for the UNIMAG entities prior to the acquisitions, for the acquisition companies combined, and the related cost of goodwill amortization and debenture interest.

                                                                                   Amortization of
                                                                                     Acquisition
                                                                                     Goodwill and
                                                     Prior          Acquisition        Debenture      Combined
                                                     UNIMAG          Companies         Interest         Total
                                                   -----------    --------------     -----------    --------------
     Quarter ended March 29, 1997:
        Results of operations ($000):
           Revenue                                  $ 15,986         $ 59,689          $   --           $ 75,675
           Gross margin                                3,424           13,156              --             16,580
           Selling, general and administrative        (3,887)         (12,546)             --            (16,433)

           Net loss                                   (1,036)            (554)          (2,143)           (3,733)

        As a percent of revenue:
           Gross margin                                21.42%          (22.04%)             --              21.91%
           Selling, general and administrative        (24.32%)         (21.02%)             --             (21.72%)

           Net Loss                                    (6.48%)          (0.93%)            --              (4.93%)


     Quarter ended December 28, 1996:
        Results of operations ($000):
           Revenue                                  $ 16,503         $ 57,926          $   --           $ 74,429
           Gross margin                                3,798           12,665              --             16,463
           Selling, general and administrative        (4,031)         (13,345)             --            (17,376)

           Net loss                                     (916)          (1,815)          (2,143)           (4,874)

        As a percent of revenue:
           Gross margin                                23.01%           21.86%             --              22.12%
           Selling, general and administrative        (24.43%)         (23.04%)            --             (23.35%)

           Net Loss                                    (5.55%)          (3.13%)            --              (6.55%)


The revenue for the Combined Company for the quarter ended March 29, 1997 was $75,675,010, with approximately $59,689,000, or 75%, derived from the Acquisition Companies. This was an increase of 458% over revenue for the quarter ended March 30, 1996 and an increase of 1.7% over the previous fiscal quarter ended December 28, 1996.

The Acquisition Companies grew by 3.0% from the first quarter to the second quarter while the Prior UNIMAG Companies declined by 3.1%.


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

The decline in the prior UNIMAG gross margin in the second quarter was attributable in part on increased chain sales at lower margins in major markets.

Selling, general and administrative expenses, as a per cent of revenue, decreased to 21.7%, with prior UNIMAG at 24.3% and Acquisition Companies at 21.0%, in 1997 versus 25.0% in 1996 and 23.3% in the previous fiscal quarter. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were partially offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio. The Acquisition Parties' percent declined more rapidly because the synergies from consolidation were in the Acquisition Parties' markets when warehouses were converted to depots and personnel reductions were made.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired from the Acquisition Parties and due to the amortization of goodwill relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of approximately
$154,000,000. This goodwill is being amortized over 40 years at an approximate amount of $962,500 per quarter.

This resulted in a change in the net loss to $3,732,832, or 4.9% of revenue in the second fiscal quarter of 1997 compared to a loss of $490,705, or 3.6% in 1996 and a loss of $4,874,309, or 6.5% in the preceding quarter. The net loss for the quarter ended March 29, 1997 included approximately $1,036,000 from prior UNIMAG versus $916,000 in the previous quarter, $554,027 from Acquisition Companies versus $1,815,000 in the previous quarter and approximately $2,143,000 in amortization of goodwill and debenture interest for each quarter relating to the Acquisition Parties.


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


The following table provides financial information for the six months ended March 29, 1997 presented and describes the operating results of the Company for the UNIMAG entities prior to the acquisitions, for the acquisition companies combined, and the related cost of goodwill amortization and debenture interest.



                                                                        Amortization of
                                                                          Acquisition
                                                                         Goodwill and
                                                   Prior   Acquisition     Debenture    Combined
                                                  UNIMAG   Companies       Interest      Total
                                                  ------   -----------  --------------  --------
     Six Months Ended March 29, 1997:
       Results of operations $(000):
         Revenue                                 $32,489    $117,615       $   --       $150,104
         Gross margin                              7,222      25,821           --         33,043
         Selling, general and
           administrative                         (7,918)    (25,891)          --        (33,809)
       Net loss                                   (1,952)     (2,369)       (4,286)       (8,607)

       As a percent of revenue:
         Gross margin                              22.23%     21.95%           --         22.01%
       Selling, general and
         administrative                           (24,37%)   (22.01%)          --        (22.52%)
       Net loss                                    (6.01%)    (2.01%)          --         (5.73%)

The revenue for the Combined Company for the six months ended March 29, 1997 was $150,103,512, with approximately $117,615,000, or 78%, derived from the Acquisition Companies. This was an increase of 649% over revenue for the six months ended March 30, 1996. This increase is primarily attributable to the inclusion of revenue from the acquisition parties' companies during the entire six months ended March 29, 1997 with Acquisition Companies growing at a faster rate during the second quarter than did prior UNIMAG Companies.

During 1996, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. As a result of these approximate 5% reductions in revenue, the gross margin, as a percentage of revenue, declined from 25.7% in the first six months of 1996 to 22.0% in the first six months of 1997 with the Acquisition Companies having a slightly better percent.

Selling, general and administrative expenses, as a per cent of revenue, decreased to 22.5% with prior UNIMAG at 24.4% and Acquisition Companies at 22.0% in 1997 versus 24.6% in 1996. The in-store service component of payroll expense increased in 1997 over 1996 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. These increases were more that fully offset by the benefit of the reduction of full-time employees in Michigan, Indiana and Ohio. As a result, the Acquisition Companies were able to decrease their percents more efficiently.

Depreciation and amortization expense increased due to the depreciation of fixed assets acquired from Acquisition Parties and due to the amortization of goodwill relating to the several business combinations in 1996. The acquisitions of Wilmington, Triangle, Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of approximately $154,000,000. This goodwill is being amortized over 40 years at approximately $3,850,000 annually.

This resulted in an increase in the net loss to 5.7% of revenue in 1997 compared to 3.5% in 1996. The net loss for the six months included approximately $1,952,000 from prior UNIMAG, $2,369,000 from Acquisition Companies, and $4,286,000 for amortization of goodwill and debenture interest, relating to the Acquisition Parties. The loss as a percentage of revenue was 6.0% for Prior Unimag and 2.0% for the Acquisition Parties before the impact of purchase accounting. This is reflective of the synergies being achieved within the Acquisition Parties.


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