Form 10KSB
period 1997-09-27
UNITED MAGAZINE CO
filed 1998-05-19
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

--------------------------------------------------------------------------------
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934

                  For the fiscal year ended September 27, 1997

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                                      None
                                      ----

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

                               Yes:        No:   X
                                   -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 1998 was $15,386,825, based on a value of $15.00 per share. There is no active trading market in the Registrant's shares, and this value is based upon an agreed valuation for the Registrant's shares in previous acquisition transactions.

         The Registrant's revenues for the fiscal year ended September 27, 1997 were $301,341,037.

         The Registrant's number of common shares, without par value, outstanding as of March 28, 1998 was 7,411,314, after adjustment for the one for ten reverse split, effective October 7, 1997 (after the 1997 Annual Meeting of Shareholders held on September 3, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                             UNITED MAGAZINE COMPANY

                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1997

                                      INDEX

PART I                                                                                       PAGE NUMBER
------                                                                                       -----------
ITEM 1.   BUSINESS                                                                                1-9

ITEM 2.   PROPERTIES                                                                              9-10

ITEM 3.   LEGAL PROCEEDINGS                                                                       10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     10-11

PART II
-------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                                     12

ITEM 6.   SELECTED FINANCIAL DATA                                                                 13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                     14-23

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                             24-50

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                    51

PART III
--------
ITEM 10.  DIRECTORS                                                                               52-54

ITEM 11.  EXECUTIVE COMPENSATION                                                                  55-56

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                                              57-60

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                          61-66

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                                                             67-69

SIGNATURES                                                                                        70

                                     PART I

ITEM 1.  BUSINESS

         United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates some retail bookstores.

         The operations for the year ended September 27, 1997 were conducted through its consolidated subsidiaries and also include the full-year impact of five business combinations, which the Company operated beginning in the fourth quarter of 1996, and which are more fully discussed below. The operations for the year ended September 27, 1997 were conducted through the following consolidated subsidiaries: Service News Company (of Waterbury, Connecticut), a Connecticut corporation, doing business as Yankee News Company ("Yankee"); Service News Company (of Wilmington, North Carolina), a North Carolina corporation ("Wilmington"); and Triangle News Company, Inc., a Pennsylvania corporation ("Triangle").

         The operations for the year ended September 28, 1996 were conducted through its consolidated subsidiaries and also include the partial-year impact of the five business combinations. The operations for the year ended September 28, 1996 were conducted through the following consolidated subsidiaries: Yankee, which was owned for 12 months; Wilmington, which was operated under a management agreement for three months and was owned for nine months; Triangle , which was owned for nine months; and Reader's Choice, Inc., an Ohio corporation ("RC"), which was owned for nine months and sold in July of 1996.

         Yankee was engaged in wholesale magazine, newspaper and book distribution and owned and operated four newsstands and one bookstore. Certain operating assets of Yankee were sold in January of 1998.

         Wilmington is engaged in wholesale magazine and book distribution.

         Triangle is engaged in wholesale magazine, newspaper and book distribution.

         RC was engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers. RC was sold in July of 1996.

         United Magazine Company also completed business combinations with Michiana News Service, Inc., a Michigan corporation ("Michiana"), The Stoll Companies, an Ohio corporation ("Stoll"), and The George R. Klein News Co., Central News Co., and Newspaper Sales, Inc., all Ohio corporations (collectively, "The Klein Companies" or "Klein"), all independent magazine, book, and newspaper ("periodical") distributors. These transactions were accounted for as a purchase as of July, 1996 (September 14, 1996 for Klein).

         The Company also completed business combinations with a number of companies affiliated with Ronald E. Scherer, the Company's chairman ("Ronald E. Scherer"), also engaged in wholesale periodical distribution (the "Scherer Affiliates"): Ohio Periodical Distributors, Inc., an Ohio corporation ("OPD"); Northern News Company, a Michigan corporation ("Northern"); Wholesalers Leasing, Corp., a Delaware corporation ("Wholesalers"); Scherer Companies, a Delaware corporation ("Scherer Companies"); and, pursuant to the agreement with Northern (further described herein), MacGregor News Services, Inc., a Michigan corporation ("MacGregor"). The Company also acquired the stock of Read-Mor Bookstores, Inc., an Ohio corporation ("Read-Mor"), a company managed by Scherer Companies. Read-Mor owned six retail bookstore locations and was an insignificant acquisition. These transactions were accounted for as a purchase as of July, 1996.

         Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates are collectively known as the "Acquisition Parties". The defined terms "UNIMAG" and the "Company" also include the Acquisition Parties in combination with the other entities of UNIMAG.

         The following is a more detailed description of the business combinations that occurred with the Acquisition Parties.

         Effective July 29, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Northern, pursuant to which the Company acquired such of the assets of that company as were related to the wholesale distribution of periodicals (and, pursuant to the agreement with Northern, acquired all of the stock of MacGregor held by Northern) in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 30, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Michiana and the shareholders of Michiana (the "Michiana Shareholders"), pursuant to which all of the Michiana Shareholders contributed their shares of stock of Michiana to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective July 31, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Stoll and the shareholders of Stoll (the "Stoll Shareholders"), pursuant to which all of the Stoll Shareholders contributed their shares of stock of Stoll to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 1, 1996, the Company entered into an Asset Transfer and Exchange Agreement with OPD, subsequently modified to a Stock Transfer and Exchange Agreement and later modified to include a Merger Agreement, pursuant to which OPD was merged with and into the Company, and shareholders of OPD received shares of Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into an Asset Transfer and Exchange Agreement with Wholesalers, pursuant to which the Company acquired substantially all of the assets and assumed substantially all of the liabilities of that company that were related to the wholesale distribution of periodicals in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective August 2, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Scherer Companies and the shareholders of Scherer Companies (the "Scherer Shareholders"), pursuant to which the Scherer Shareholders contributed their shares of stock of Scherer Companies to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company. Effective September 14, 1996, the Company entered into a Stock Transfer and Exchange Agreement with Klein and the sole shareholder of Klein (the "Klein Shareholder"), pursuant to which the Klein Shareholder contributed his shares of stock of Klein to the Company in exchange for Common Stock of the Company and Senior and Subordinated Debentures of the Company.

         Each of these transactions was closed into escrow pending a favorable vote of the shareholders of the Company on each of these transactions at the Annual Meeting of Shareholders held on September 3, 1997. At the Annual Meeting of Shareholders, the shareholders voted in favor of the acquisitions. Closing documents were released from escrow in February of 1998, and the transactions were consummated.

         Shareholders who were entitled to vote more than 50% of the stock of the Company had agreed to vote their shares in favor of the transactions. Since approval of the transactions was assured and UNIMAG had effective control over the operations of the companies, the Acquisition Parties were included in the consolidated financial statements of UNIMAG as discussed in the footnotes to the financial statements.

         UNIMAG also owns three inactive subsidiaries.

         In February of 1998, the Company acquired certain assets and liabilities of SKS Enterprises, Limited, an Ohio limited liability company ("SKS"), organized by three directors, Ronald E. Scherer, George R. Klein and Richard H. Stoll, Sr. SKS had wholesale and retail operations similar to the Company in the States of Michigan, Ohio, Indiana and Kentucky.

BUSINESS OF THE COMPANY

         The Company is a regional wholesaler of periodicals. It distributes its products to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores, and newsstands that offer mass market reading materials to consumers. The Company also maintains retail bookstores that sell its products and related products to consumers.

BUSINESS OF YANKEE

         Yankee, UNIMAG's wholly owned subsidiary, was headquartered in a 34,000 square foot facility leased for approximately $96,000 per year, located in Waterbury, Connecticut. From this facility Yankee distributed magazines, books, newspapers and various sundry items to retailers who sell to customers in the Connecticut market. Yankee also operated four retail "Newsrack" outlets, which sell magazines, newspapers, and related products and operated one retail bookstore. During fiscal 1996, Yankee generated approximately 33% of UNIMAG's net sales during twelve months of operations, and, during fiscal 1997, Yankee generated approximately 10% of net sales during twelve months of operations. Certain operating assets of Yankee were sold in January of 1998.

BUSINESS OF WILMINGTON

         Wilmington, acquired on January 13, 1996, is headquartered in a 20,000 square foot facility located in Wilmington, North Carolina. From this location, Wilmington distributes magazines, books and various sundry items to retailers who sell to customers primarily in eastern North Carolina. During fiscal 1996, Wilmington generated approximately 7% of UNIMAG's net sales during nine months of operations. During fiscal 1997, Wilmington generated approximately 3% of UNIMAG's net sales during twelve months of operations.

BUSINESS OF TRIANGLE

         Triangle, acquired on January 23, 1996, is headquartered in a 62,400 square foot facility located in Pittsburgh, Pennsylvania. From this location, Triangle distributes magazines, newspapers, books and various sundry items to retailers who sell to customers in western Pennsylvania, West Virginia, and eastern Ohio. During fiscal 1996, Triangle generated approximately 22% of UNIMAG's net sales during nine months of operations. During fiscal 1997, Triangle generated approximately 9% of UNIMAG's net sales during twelve months of operations.

BUSINESS OF MICHIANA, STOLL, KLEIN, READ-MOR AND SCHERER AFFILIATES

         The business of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates is the wholesale distribution of magazines, books, newspapers and various sundry items and the operation of related retail locations throughout the Midwest and predominately in Ohio, Michigan, and Indiana. During fiscal 1996, these companies generated approximately 37% of UNIMAG's net sales during the periods they were operated by the Company. During fiscal 1997, these companies generated approximately 78% of UNIMAG's net sales during twelve months of operations.

REVENUES

         Following the consummation of the exchange and acquisition transactions, the Company is a dominant regional periodical wholesaler in Ohio, Indiana, Michigan and western Pennsylvania, with an estimated market share of greater than fifty percent (50%). The transactions with the Acquisition Parties have transformed the Company from an entity which generated annualized pro forma net sales of approximately $57 million in fiscal year 1995 (from Yankee, Wilmington, and Pittsburgh) to a Company with combined net sales, on a pro forma basis, for fiscal year 1996 of approximately $281 million for all entities and with combined net sales for fiscal 1997 of approximately $301 million.

EMPLOYEES

         At September 27, 1997, the Company employed approximately 2,241 employees, including 1,135 full-time employees, of which 240 were represented by various locals of the Teamsters Union with contracts expiring through 2001. In the opinion of management, relations with both union and non-union employees have been satisfactory.

PRODUCTS

         The Company generates revenue primarily from the sale and distribution of mass market reading materials including magazines, paperback and hardback books, newspapers and other complementary items.

         o Magazines. There are over 4,000 different magazine titles published annually, which focus on a diverse range of consumer interest topics. Sales of magazines currently represent approximately 85% of total Company revenue.

         o Books. The Company distributes approximately 18,700 different paperback and hardcover titles per year at an approximate average retail price of $5.00 per paperback and $22.00 per hardcover. Sales of paperback and hardcover books, including sales in the Company's retail bookstores, currently represent approximately 13% of total Company revenue.

         o Newspapers. In selected Ohio markets, the Company distributes over 50 local and national newspapers including daily, weekly and Sunday only titles seven days a week. Sales of newspapers currently represent approximately 1% of total Company revenues.

         o Other. The Company also distributes other items such as trading cards, maps and calendars; however, this category does not represent a significant component of the Company's business. Sales of these items currently represent approximately 1% of total Company revenues.

         It is anticipated that the Company will generate revenues from substantially the same product segments in the future, although the Company may experience a higher percentage of total Company revenue in the future from sales of hardcover and paperback books as large supermarket chains expand their sales of these products.

SUPPLIERS AND PRICING

         The Company purchases approximately 80% of its product from five suppliers, which are national distributors: The Hearst Distribution Group, Warner Publisher Services, Murdoch Magazine Distribution, Inc., Curtis Circulation Co. and Kable Distribution Services. These suppliers represent approximately 75% of accounts payable. The retail prices of the periodicals that the Company distributes are established by publishers such as Time Warner, Hearst and Hachette.

         The Company purchases periodicals from these and other national distributors at a discount to the suggested retail price and then sells them to retailers at a lesser discount. Most of the larger retailers, such as The Kroger Company, Giant Eagle, Meijer and Big Bear Stores, a division of the Penn Traffic Company, have entered into multi-year contracts with wholesale distributors. This has resulted in an increase in the discount to retailers and a reduction in the gross margin to the wholesale distributors.

DISTRIBUTION SYSTEM

         The distribution system starts with the publisher who provides editorial content to printers who prepare the product and ship it directly to the wholesale distributor. The national distributors do not physically touch the product. Instead, they function as brokers of information and collectors of funds from the wholesale distributor for remittance to the publishers. The more sophisticated wholesale distributors, like UNIMAG, maintain and analyze data on product, customers, and consumers and make product allocation decisions as category managers for the retailers. In addition, the wholesale distributors provide packaging, delivery, display and in-store merchandising services to the retailers. The wholesale distributors bill the retailer, collect the receivables, and remit payments to the national distributors.

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

         As inventory is received, a copy of each title is sent to the receiving department where a validation clerk scans the title to verify the BIPAD number, retail prices and quantity. After the quantity is verified, the receiving department enters the item into the tracking system. If the allotted quantity in the system does not match the quantity received, the clerk manually enters the correct amount. A receiving clerk scans the product and identifies the location for the product on the automatic conveyor system (the "Tie Line"). The product is then immediately routed to the proper position on the Tie Line where it is stacked and bundled for shipment.

         The Tie Line operates throughout the week. Because magazines have "on sale" dates and, thus, a limited shelf life, a minimum inventory level is maintained to meet daily delivery needs. Packing receipts are transported down the Tie Line with corresponding order information displayed automatically in front of each packaging station indicating the appropriate count for each title to be stacked for that particular order. Stacks are bundled at the end of the Tie Line by a strap machine and placed onto route sequenced interbodies and loaded into trucks for delivery to the retailer.

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

         During 1997, the Company transformed several of its warehouse facilities into depots by shifting warehouse and office functions into larger, centralized facilities. The Company currently maintains large processing centers in Cincinnati, Ohio, Jackson, Michigan, Solon, Ohio, Pittsburgh, Pennsylvania and Wilmington, North Carolina. These processing centers support additional contiguous delivery depots.

MARKETING AND SALES

         The increasing size and sophistication of retailers has led them to demand more assistance in managing and positioning their product lines to maximize sales and to eliminate unnecessary costs. In response to these demands, the Company has sought ways to expand upon the wholesaler's basic delivery service to seek ways to provide value-added services to its customer base. The Company believes that by integrating certain of its basic marketing programs described below with a sophisticated and proprietary system, known as the "SMARTS System" (which stands for Sales Magazine Analysis React Transmit System), the Company will be able to effectively position its products leading to higher revenues and more efficient product allocation. The Company's basic marketing programs include the following:

         o Mainline Fixture Program. This program is the basis of all magazine sales beyond those at the checkout line. Mainline fixtures serve as the primary location of magazines within a store. Mainline fixtures include a minimum four foot long rack, up to a maximum of 52 feet, capable of holding up to 26 titles per foot. Mainline titles typically have a higher cover price (over $3.00) and produce over 50% of revenues in a given location. In addition, the larger magazine mainline fixtures may have an additional 100 linear feet of bookracks.

         o Checkout Sales. This component is designed to promote the sale of magazines at the checkout counter by closely managing title selection. Services, for which the retailer receives display placement fees from publishers, include display fixture production and installation.

         o Family Reading Center. Family Reading Centers provide up to 100 running feet of shelf space which allow the wholesaler to showcase more titles than a Mainline Fixture Program and display them with a full facing rather than the typical quarter or half facing.

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

THE SMARTS SYSTEM

         The SMARTS System, which management believes is the only system of its kind in the wholesale periodical distribution industry, was developed by internal management information systems professionals at Scherer Companies. The SMARTS System analyzes the market area of each retail location to customize product allocation to correspond to the buying habits and trends of the primary consumer base. Through customer profiling and product placement programs, the SMARTS System increases sales by pinpointing the product that the consumer is most likely to buy and strategically placing it on display in an optimum location within the store.

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

                  These characteristics group consumers into lifestyle cluster groups. A retail location is then assigned to one of 72 lifestyle cluster groups. The preferences of lifestyle cluster groups are compared to historical sales information to optimize sales opportunities and product mix in each retail location. The Company is able to tailor its distribution focus to products identified by the cluster group that meet the demand of the consumer at each retail location, ultimately improving sales and distribution efficiency. The SMARTS System provides the Company with a key competitive advantage over other regional wholesalers and is expected to become more valuable to the Company as it expands its market area throughout the midwestern United States.

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

                  The Display Planogram is used to determine the position of a specific title and/or category of titles within the display fixture. Product space is allocated based on sales performance of each category within the store and benchmarked against other comparable stores in comparable lifestyle cluster groups. Better-ranked categories receive larger and/or better positions on the displays. The titles within each category are ranked based upon consumer interest, cluster rank, profitability, and seasonality to determine which titles earn the best locations within the category blocks. "A" titles occupy more desirable positions on the fixtures and receive more consumer exposure, while "B" and "C" titles earn and receive progressively less desirable locations. This ranking system then places the titles most likely to sell at the consumer's fingertips.

                  As all locations are converted to the Company's computer system, the SMARTS System will be expanded and rolled out to those locations until, eventually, all appropriate customers of the Company will be receiving the benefits of the SMARTS System.

CUSTOMERS

         The Company has developed long standing, trusted vendor relationships with customers in its customer base. The customer base ranges from large national retailers such as The Kroger Company to smaller local retailers. It is estimated that the Company has a large and diverse customer base comprised of approximately 16,000 different retail locations representing approximately 12,000 different customers, with no one customer representing more than 5% of sales.

         During 1996, most of the larger retail chains entered into multi-year contracts with wholesale distributors. The Company has entered into long-term contracts ranging from one to five years, but primarily three years with the major retailers, to be the exclusive provider of magazines and, in most cases, related periodical products. Some of the retail chains with which the Company has contracts include The Kroger Company, Giant Eagle, Meijer and Big Bear stores.

COMPETITION

         The Company faces competition from three different areas. These areas include competition from other wholesalers, competition from alternative delivery channels and competition from substitute products.

         o Competition From Other Wholesalers. Principal competitors of the Company include The Anderson Group, The News Group, ARAMARK and the Charles Levy Company, all of which are regional wholesalers in neighboring territories. Although these regional wholesalers represent potential competition in certain markets in which the Company operates, management does not believe that competition is significant due to the "Post Office" economic model of distribution which makes it difficult for other wholesalers to profitably compete in the Company's market areas.

                  Because most wholesalers have access to the same periodical titles, they must differentiate themselves from neighboring regional wholesalers by providing value-added services to their retail customers. With the ultimate goal of efficiently maximizing sales of periodicals in their stores, management believes that retailers generally have selected wholesalers based upon the following considerations:

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

                  At one time, subscription sales represented the only alternative source of delivery for a periodical to the ultimate consumer. Although it is not a profitable delivery channel for most publishers, subscription sales are principally used to establish information about the circulation base of a magazine to assist the publisher in attracting focused advertisers and in establishing advertising rates. Management believes that the vast majority of magazine sales are a retail impulse purchase and that subscriptions do not represent a significant competitive threat. In addition, management believes that as the SMARTS System (as described and defined above) becomes integrated and utilized by the Company in all of its businesses, the demographic and psychographic information utilized in the product allocation decision can be used by publishers to attract focused advertisers and establish advertising rates.

                  Many of the major publishers are now offering samples of their magazines on the Internet through either direct ordering, viewing on line, or downloading of articles. Although certain sources estimate that as much as 40% of the population now has access to the Internet, this service has not had any quantifiable effect on retail periodical sales due to the impulse nature of the purchase.

         o Competition From Substitute Products. The periodical industry competes for the non-active leisure time of consumers (in contrast to active leisure time, which includes activities such as participant sports). For several decades, the periodical industry has competed with alternative products such as the radio, television, home videos, home computers and the Internet for consumers' non-active leisure time. Rather than hindering the growth in the wholesale periodical distribution industry, the growth of these substitute products has generated increased consumer interest in new magazines like Stereo Review, TV Guide, Video Review, PC magazine and Internet Life which are focused on the interests and hobbies of consumers.


ITEM 2.  PROPERTIES

FACILITIES

         Generally, the Company utilizes its wholesale facilities as warehouse and distribution centers, although certain of the facilities may also contain the business offices for the Company's operations. A number of these facilities, identified below with an asterisk, are leased from principals of the Acquisition Parties. Currently, the Company owns or leases the following properties with the following remaining terms:

COMPANY'S WHOLESALE FACILITIES:

         o     62,400 sq. ft.       Pittsburgh, PA          2 Year Lease
         o     20,000 sq. ft.       Wilmington, NC          2 Year Lease
         o     65,000 sq. ft.       Columbus, OH*           2 Year Lease
         o     35,000 sq. ft.       Cincinnati, OH          Owned (Subject to Mortgage)
         o     17,000 sq. ft.       Petoskey, MI*           2 Year Lease
         o     17,000 sq. ft.       Mt. Pleasant, MI*       8 Year Lease

         o     84,000 sq. ft.       Jackson, MI*              5 Year Lease (Renewal)
         o     25,500 sq. ft.       Madison Heights, MI*      5 Year Lease
         o     78,000 sq. ft.       Indianapolis, IN*         2 Year Lease
         o     46,800 sq. ft.       Niles, MI*                2 Year Lease
         o     14,200 sq. ft.       Ft. Wayne, IN*            Being Purchased
         o     98,000 sq. ft.       Cleveland, OH*            Month-to-Month Lease
         o     85,000 sq. ft.       Solon, OH                 5 Year Lease
         o     10,000 sq. ft.       Cleveland, OH*            3 Year Lease

COMPANY'S RETAIL FACILITIES:

         The Company maintains lease agreements with respect to approximately 90,000 sq. ft. for 27 retail outlets and bookstore locations.

         The Company also maintained lease agreements with respect to approximately 7,500 sq. ft. for one bookstore and four Newsrack retail outlets in Connecticut. These leases were transferred as part of the sale of Yankee operating assets in January of 1998.

COMPANY'S CORPORATE FACILITIES:

         Additionally, the Company leases from an affiliate of Ronald E. Scherer approximately 17,400 square feet of space at 5131 Post Road, Dublin, Ohio, for its corporate offices, the majority of which was previously leased by Scherer Companies. The lease has a remaining term of 8 years. Management believes that the leased facilities are and will be adequate for the Company's operations in the foreseeable future.

         In the opinion of management of the Company, all of the foregoing described properties, which are owned by the Company, and all of the contents of the owned and leased facilities, are adequately covered by insurance.

         It is anticipated that as the operations of the Company continue to be consolidated over the next 12 months, the Company will require less operational space to service and expand current market territories. Management expects to achieve additional cost savings by selling or subleasing certain of these facilities when consolidation plans are completed and operations are combined.


ITEM 3.  LEGAL PROCEEDINGS

         See Note 12 of the United Magazine Company consolidated financial statements as of September 27, 1997 included in Item 8 of this report, which is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on September 3, 1997, the shareholders of the Company approved all of the Stock and Asset Transfer Agreements relating to the business combinations with Stoll, Michiana, OPD, Northern, Scherer Companies, Wholesalers and Klein in Proposal One through Proposal Seven. See Item 1 for a description of these business combinations.

         The shareholders also approved proposals to fix the number of directors at 13 and to elect the following 10 nominated directors, to effect a one-for-ten reverse stock split of the shares of Common Stock of the Company, to change the Company's principal place of business in the Articles of Incorporation to Dublin, Ohio, and to ratify the firm of Arthur Andersen LLP as independent auditors.

         The following table sets forth the number of votes cast for and against, abstentions and broker non-votes using pre-split share numbers with 26,760,334 eligible shares.

----------------------------------------------------------------------------------------------------------------------------
   Proposal      Description          For                  Against              Abstain/Withheld      Broker Non-Votes
----------------------------------------------------------------------------------------------------------------------------
       1         Michiana Exchange    17,081,645           311,235              39,301                0
----------------------------------------------------------------------------------------------------------------------------
       2         Stoll Exchange       17,081,570           311,085              39,526                0
----------------------------------------------------------------------------------------------------------------------------
       3         OPD Exchange         17,081,500           311,335              39,346                0
----------------------------------------------------------------------------------------------------------------------------
       4         Northern Exchange    17,081,820           310,735              39,626                0
----------------------------------------------------------------------------------------------------------------------------
       5         Scherer Exchange     17,081,920           310,635              39,626                0
----------------------------------------------------------------------------------------------------------------------------
       6         Wholesalers          17,080,820           311,335              40,026                0
                 Exchange
----------------------------------------------------------------------------------------------------------------------------
       7         Klein Companies      17,083,420           310,635              38,126                0
                 Exchange
----------------------------------------------------------------------------------------------------------------------------
       8         Election of          See Below            See Below            See Below             See Below
                 Directors
----------------------------------------------------------------------------------------------------------------------------
       9         Election of          See Below            See Below            See Below             See Below
                 Directors
----------------------------------------------------------------------------------------------------------------------------
      10         1 for 10 Reverse     17,123,281           252,308              56,592                0
                 Split
----------------------------------------------------------------------------------------------------------------------------
      11         Change Place of      17,139,984           254,457              37,740                0
                 Business
----------------------------------------------------------------------------------------------------------------------------
      12         Ratification of      17,155,951           238,395              37,835                0
                 Auditors
----------------------------------------------------------------------------------------------------------------------------


                                                          Individual
                                                        Director's Votes

                           Proposal No. 8                                                   Proposal No. 9

-------------------------------------------------------------    -----------------------------------------------------------
Name                      For                Abstain             Name                     For                 Abstain
-------------------------------------------------------------    -----------------------------------------------------------
Ronald E. Scherer         17,163,735         268,446             Ronald E. Scherer        17,164,129          268,052
-------------------------------------------------------------    -----------------------------------------------------------
Eugene J. Alfonsi         17,158,790         273,391             Eugene J. Alfonsi        17,158,929          273,252
-------------------------------------------------------------    -----------------------------------------------------------
Thaddeus A. Majerek       17,178,790         253,391             Thaddeus A. Majerek      17,179,429          252,752
-------------------------------------------------------------    -----------------------------------------------------------
David B. Thompson         17,178,802         253,379             David B. Thompson        17,179,441          252,740
-------------------------------------------------------------    -----------------------------------------------------------
Robert H. Monnaville      17,178,642         253,539             Robert H. Monnaville     17,179,441          252,740
-------------------------------------------------------------    -----------------------------------------------------------
Richard H. Stoll          17,178,802         253,379
-------------------------------------------------------------
Nancy Stoll Lyman         17,178,802         253,379
-------------------------------------------------------------
George R. Klein           17,178,702         253,479
-------------------------------------------------------------
William D. Parker         17,178,802         253,379
-------------------------------------------------------------
R.L. Richards             17,178,302         253,879
-------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES OF UNIMAG

         The common shares of UNIMAG were previously traded in a very limited local over-the-counter market, however, there is currently no established public trading market for this class of common equity, which is the only class of equity securities of the Company.

                           1997                                                         1996

-------------------------------------------------------------    ---------------------------------------------------------
First Quarter             Not Quoted                             First Quarter            Not Quoted
-------------------------------------------------------------    ---------------------------------------------------------
Second Quarter            Not Quoted                             Second Quarter           Not Quoted
-------------------------------------------------------------    ---------------------------------------------------------
Third Quarter             Not Quoted                             Third Quarter            Not Quoted
-------------------------------------------------------------    ---------------------------------------------------------
Fourth Quarter            Not Quoted                             Fourth Quarter           Not Quoted
-------------------------------------------------------------    ---------------------------------------------------------

         During the fiscal year 1996, the Company had transactions at the following prices, all at values adjusted for the one for ten reverse split effective after the 1997 Annual Meeting of Shareholders. The 10,000 shares issued in connection with the Pittsburgh (Triangle) transaction in January of 1996 were valued for accounting purposes at $9.10 per share. All of the shares issued in connection with the acquisition of Michiana, Stoll, Scherer Affiliates and Klein were valued in the acquisition agreements at $15.00 per share. The shares issued to MDI, under terms of the Company's agreement, were valued in the agreement at $10.00 per share through June 28, 1996 and were valued at $15.00 per share after June 28, 1996 and through fiscal 1997. During the fiscal year 1997, shares were redeemed from the Marshall family, in connection with the Wilmington Put Agreement, at a value of $15.00 per share. Subsequent to year-end, the Company received shares of its Common Stock, valued at $15.00 per share, back from MDI as part of the sale of Yankee operating assets and issued new shares valued at $15.00 per share in connection with the conversion to equity of shareholder debenture accrued interest and in connection with the acquisition of the assets of SKS Enterprises, Limited.

         The foregoing should not be taken as an indication of the value of the shares or the price at which the Company's shares may be purchased or sold should a trading market develop or should a holder desire to sell shares through other means.

SHAREHOLDERS

         As of March 28, 1998, UNIMAG had 2,902 shareholders of record.

DIVIDENDS

         There were no dividends declared or paid by UNIMAG during fiscal years 1997 or 1996. The Company does not anticipate declaring or paying a dividend in the foreseeable future, and it expects to use future available funds for the growth and development of the business. Also, in connection with a loan agreement closed in February of 1998, the Company is restricted in paying dividends without the consent of the lenders during the term of the loan.


                                     Remainder of Page Intentionally Left Blank.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data of UNIMAG should be read in conjunction with UNIMAG's consolidated financial statements and notes thereto (see Item 8). All per share data has been adjusted to reflect the one for ten reverse split approved at the Annual Meeting of Shareholders.

UNIMAG Fiscal Year Ended
[in 000's except gain (loss) per share
and equity per share]                      1997 (1)         1996 (2)         1995 (3)       1994 (4)         1993 (5)
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated income statement
data:

    Net sales                              $301,341        $ 80,232         $24,562         $24,687          $10,857

    Income (loss) from                     $(24,521)       $ (6,388)        $ 1,864         $  (892)         $(6,511)
    Continuing operations
    before taxes and extra-
    ordinary items

    Weighted average shares                   7,065           3,226           2,390           2,151            2,064
    outstanding

    Net income (loss) per share            $  (3.47)       $  (1.98)        $   .78         $  (.41)         $ (3.15)
    from continuing operations
    before extra-ordinary items

Consolidated balance sheet data:
    Total assets                           $271,603        $251,371         $12,334         $ 8,502          $ 9,753

    Long-term debt obligations             $ 80,870        $ 64,398         $   138         $   688          $   400

Stockholder's Equity per share including
putable shares                             $   5.00        $   9.38         $  2.25         $   .02          $   .19

(1) Includes Yankee, Wilmington, Triangle, Michiana, Stoll, Read-Mor, Scherer Affiliates and Klein for a full year.

(2) Includes Yankee for a full year, Readers Choice from September 29, 1995 through June 30, 1996, UNIMAG's investment in Wilmington from September 29, 1995 through December 30, 1995, Wilmington's operations from December 31, 1995 through September 28, 1996, Triangle's operations from December 31, 1995 through September 28, 1996, the operations of Michiana, Stoll, Read-Mor and Scherer Affiliates from July 28, 1996 through September 28, 1996 and Klein operations from September 14, 1996 through September 28, 1996.

(3) Includes Reader's Choice, an Ohio corporation, which was a subsidiary of the Company sold in July of 1996, from April 11, 1995 through September 30, 1995, UNIMAG's investment in Wilmington from April 5, 1995 through September 30, 1995, and other subsidiaries for a full year.

(4)      Includes all then-existing subsidiaries for a full year.

(5) Includes Team Logos Sport Stuff, Inc. for a full year; Yankee from May 24, 1993 to October 2, 1993; Sport Stuff Marketing, Inc. from March, 1993 to October 2, 1993; Citizens Rental, Inc. through March 12, 1993; and Yankee's investment in MDI L.P. through May 24, 1993.


                                     Remainder of Page Intentionally Left Blank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF UNIMAG FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

INTRODUCTION

         The Company, through its subsidiaries, operated wholesale periodical distribution operations primarily in central Connecticut, eastern North Carolina, and western Pennsylvania. Additionally, through the business combinations, which have been accounted for since the fourth fiscal quarter of 1996, the Company added to its operations the wholesale periodical distribution operations of Stoll, which distributed primarily in central Indiana, northwestern Ohio and southern Michigan, the wholesale periodical distribution operations of Michiana, which distributed primarily in southern Michigan, northern Indiana and western Ohio, the wholesale periodical distribution operations of Klein, which distributed primarily in northern Ohio, and the wholesale periodical distribution operations of OPD, MacGregor, Northern, Wholesalers and Scherer Companies, which distributed in central and southern Ohio and northern Michigan. The Company also acquired retail bookstores in connection with these operations.

         Following the business combinations, the Company emerged as a dominant wholesale periodical distribution company in Ohio, Indiana, Michigan and western Pennsylvania, with an estimated market share for that region of greater than 50%. This market dominance is expected to strengthen existing relationships with customers and suppliers and enable the Company to successfully compete with other regional wholesalers for major retail accounts.

BACKGROUND

         The periodical wholesale distribution industry has undergone significant consolidation during the past two years. Prior to this period of consolidation, wholesale periodical distributors historically operated in defined geographic territories without much competition from other wholesalers due to the difficulty and cost of distributing in another wholesaler's territory. Within the past two years, large retailers began to consolidate vendor relationships with larger suppliers so that the retailers acquired periodicals from one or a few wholesalers for all of their retail locations rather than from separate wholesalers in each geographic area where a retail location is based. As a result, the industry rapidly evolved from a supplier based push distribution system to a consumer based pull allocation system. This resulted in a smaller number of wholesalers distributing within many geographic locations and in more direct competition for retail business. As a result, a number of small wholesalers have been unable to remain in business. Gross margins have decreased as more price competition has occurred, and a number of wholesalers affiliated or otherwise consolidated their operations to reduce duplicative operating expenses to compete effectively for large retail accounts while providing additional value-added services to the retailers.

         The wholesale periodical distribution industry is poised for some additional significant consolidation over the next few years. Management believes that the consolidation of the Company and the Acquisition Parties will significantly reduce both fixed and variable costs once the Company's consolidation of these operations is completed. It is anticipated that these cost reductions will act to offset decreasing margins and greater pricing pressures and will increase the ability of the enterprises comprising the Company to compete more effectively.

         Although there are currently approximately 60 entities that are distributing periodicals in the United States, management believes that the wholesale periodical distribution industry is dominated by fewer than ten companies across the United States. As smaller local wholesalers continue consolidating with larger and financially stronger regional wholesalers, management believes that some additional acquisition opportunities will become available over the next 12 months.

INDUSTRY OVERVIEW

         The $4.3 billion wholesale periodical distribution industry in North America is comprised of approximately 60 regional and local wholesalers operating out of approximately 260 distribution locations. Management believes that these 60 wholesalers account for approximately 95% of all magazines purchased by consumers in retail outlets such as newsstands, drug stores, convenience stores, discount variety stores and grocery stores. The wholesale periodical distribution industry is highly fragmented and regionalized. However, there has been significant consolidation activity driven by major retailers' desire to consolidate their vendor relationships and by the desire of many local wholesalers to take advantage of the favorable economics available to larger regional wholesale organizations by consolidating with neighboring wholesalers.

         It is estimated that the five largest wholesaler groups in the country account for approximately 60% of magazine sales and the ten largest account for approximately 90%. In addition to these ten large wholesalers, there are approximately 50 small and mid-size independent wholesalers making up the balance of the markets served in the United States.

         Based upon industry information, management of the Company believes that the wholesale periodical distribution industry has grown approximately five percent (5%) per year for the last several years. Management believes that the continued growth of the industry depends upon the following factors:

         o The magazine publisher's ability to continue to provide newsworthy or entertaining publications to consumers;
         o The publishers' and wholesalers' ability to maintain a profit structure appealing to the retailers;
         o Improvement in the efficiency and accuracy of product allocation to capitalize on the impulse nature of the purchase decision and to optimize sales; and
         o        Maintaining a cost-effective delivery system.

INDUSTRY TRENDS

         Historically, the wholesale periodical distribution industry had not been characterized by significant competition. Because publishers and retailers had recognized the favorable economics of local distribution, they had supported the exclusive territories that had evolved over time, minimizing competition from neighboring local or regional wholesalers. In 1995, however, these barriers began to break down, leading to a more competitive environment as a result of the following trends:

         o Vendor Consolidation Efforts of Large Retailers. Many national retailers such as Wal-Mart have consolidated the number of suppliers from which they purchased in an effort to streamline their purchasing process. This change in purchasing behavior was driven, among other reasons, by the retailers' demands for chain-wide or divisional billing to minimize their administrative costs, by standardization of improved service levels, and by an opportunity to improve profitability. This trend began to eliminate the traditional regional barriers that existed in the industry for decades and has shifted the emphasis of the wholesaler/retailer relationship from the local level to the corporate or regional level. Although a regional wholesaler can, in the short run, increase sales by establishing a relationship with a large retailer, it becomes more difficult for that wholesaler to service far reaching locations of the large retailers in a profitable manner. Consequently, the regional wholesaler must unite with the local or other regional wholesalers serving those far reaching territories either through joint ventures or consolidations in order to optimize delivery efficiency and long term profitability.

         o Industry Consolidation. The industry has undergone considerable consolidation for several reasons. Because wholesalers must operate under the constraints of a price ceiling established by the publishers, successful wholesalers are concentrating on cost cutting measures in order to remain competitive. Through mergers and consolidations with competitors in neighboring regions, local wholesalers are becoming able to achieve significant cost savings and economies of scale in their distribution operations by consolidating distribution plants and eliminating redundant overhead.

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

         o Technology Initiatives with Retailers. In addition to maintaining Order & Regulation Records, the most successful wholesalers, including the Company, have used other tools to work with retailers to increase sales and profitability of periodicals. These include "Electronic Data Interchange" and "Efficient Consumer Response". Electronic Data Interchange uses bar codes and UPC codes in conjunction with sophisticated scanning systems to track the movement of periodicals between the wholesaler and retailer as well as to control the billing process throughout the distribution chain. Efficient Consumer Response is a real time analysis tool that assists the wholesaler in tracking the retailers' periodical sales within a given month. It enables the wholesaler to manage the allocation of products within a given month and replenish or re-deploy in-store inventory where needed.

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

MARGIN RECOVERY EFFORTS

         The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996 and 1997 created a problem that needed to be resolved. Wholesalers, national distributors and publishers have been working on a variety of plans to provide margin recovery to wholesalers. The majority of these plans are scheduled for implementation in the third fiscal quarter of 1998, with the expectation that there will be an annual margin recovery in excess of 2% from that point forward.

FINANCING ARRANGEMENTS

         Each of the Acquisition Agreements with Stoll, Michiana, Klein and the Scherer Affiliates contemplated that stock or assets of the various Acquisition Parties would be contributed to the Company in exchange for Common Stock of the Company, valued at $15.00 per share, and for Senior and Subordinated Debentures. In addition, the Company issued a $4,500,000 Subordinated Debenture and made a cash payment of $500,000 in exchange for a $5,000,000 note owed to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director of the Company. KDR also received warrants to purchase 187,657 shares of Common Stock of the Company at $12.00 per share in connection with the exchange. R. David Thomas also purchased an additional 33,333 shares of Common Stock of the Company at a price of $15.00 per share. The Company also issued $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

         The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest on August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1. Principal on the Senior Debentures was to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1997; however, the parties to the Debenture Agreements agreed to accrue the required payments until the date of final closing and subordinate a portion of the payments in connection with debt refinancing described below by the Company. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a fifteen-month period.

         The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a fifteen-month period.

         The Debenture Agreement pursuant to which the Senior and Subordinated Debentures were issued to the Acquisition Parties required the Company to use its best efforts to refinance the Senior Debentures, which aggregated approximately $39,920,000. In connection with such refinancing, the Company engaged the firm of Carleton, Holmes & McCreary ("CMH") as financial advisor to the Company's Board of Directors. CMH was requested to provide fee-based services in connection with the development of a financing restructuring for the transactions and with the related placement of debt and/or equity securities.

         In February of 1998, the Company restructured existing bank and third party debt, including the payment of $5,000,000 of Senior Debentures, and consolidated banking relationships with both Key Capital, Inc. and The Chase Manhattan Bank. In connection with this restructuring, the Company expanded its bank lines of credit to support working capital and other requirements. The credit agreement entered into provided a revolving credit commitment of $30 million, a term loan of $5 million and a capital expenditure loan of $3 million. The amount available to the Company under the revolving credit commitment is based on certain amounts of eligible accounts receivable and eligible inventories.

         The Company, through an investment advisor, is reviewing other opportunities for additional debt and/or equity financing for the Company. At present, the Company has not entered into any agreements for any new debt and/or equity placements.

REVIEW OF OPERATIONS

         The results of operations for 1997 are not comparable to results from prior years, nor are the results for 1997 necessarily indicative of the future. 1996 and 1997 were unique transition years which featured industry wide consolidations, declines in gross margin as a percent of revenue, and increases in payroll costs related to increased levels of service. UNIMAG had only one operating entity, Yankee, reporting for the entire 12 months of fiscal 1996. In addition, during fiscal 1996, UNIMAG reported operations for nine months for Wilmington, Pittsburgh and Readers Choice, two months for Michiana, Stoll, Read-Mor and Scherer Affiliates, and two weeks for Klein. During 1997, UNIMAG reported results of operations for the entire twelve months for all locations.

         During 1997, the revenue for the Combined Company from operations was $301.3 million, an increase of 276% over 1996 revenue. This increase is primarily attributable to the inclusion of revenues from all locations for the entire twelve months of 1997. The increase of $20.6 million over 1996 pro forma revenue of $280.7 million, an increase of 7.3%, is attributable to the Company's marketing efforts coupled with normal industry growth.

         The revenue for the Company for the various periods of operations reported for each of the entities in 1996 was $80.2 million, an increase of 227% over 1995 revenue. This increase was primarily attributable to the inclusion of revenues from the Acquisition Parties' companies during 1996 for the periods included in the preceding paragraph. On a pro forma basis, the revenues of UNIMAG increased by 1.4% from 1995 to 1996, if revenues from the Acquisition Parties were included for the same periods of 1995. In markets serviced by the Company and the Acquisition Parties, the business of certain large retail chains was lost early in calendar 1996. However, the Company obtained increases in new business from chains previously serviced by other wholesalers not part of the Company. Other increases in new business came from the increased use of high impact marketing programs in large retail customer locations.

         The most significant development during 1996 was the reduction in revenue from existing chain customers where new discounts, rebates and amortization of signing bonuses caused an approximate 5% reduction in revenue without a corresponding reduction in the related cost of the products for equivalent numbers of magazines sold. As a result, the Company realized less revenue per comparable magazine sold in 1996 versus 1995. This trend continued in 1997.

         The gross margin, as a percentage of revenue, declined from 27.0 % in 1995 to 24.9% in 1996 and to 22.5% in 1997. This trend was not unique to UNIMAG, as it was representative of changes throughout the entire industry in 1996 and 1997. During 1996 and 1997, the 2.1% and 2.4% declines in gross margin were attributable almost totally to the discounting and rebating changes during 1996 that continued into 1997. The cost of product to UNIMAG, as a percentage of the retail price to the customer, remained relatively constant. The Company did begin to see some minor margin recovery in the fourth fiscal quarter of 1997.

         The reduction in selling, general and administrative expenses, as a percent of revenue, from 27.7% in 1996 to 25.0% in 1997 was due to the Company's cost cutting efforts and the consolidation of operations during a time of pro forma revenue increases of approximately 7.3%. The 1997 selling, general and administrative expenses included approximately $2.9 million (.9%) in non-recurring legal and accounting fees and litigation settlement expenses. The Company's reductions in selling, general and administrative expenses from 1996 to 1997 included reductions in payroll and facility related expenses due to facility consolidations, offset somewhat by higher freight and distribution charges.

         Selling, general and administrative expenses, as a percent of revenue, increased by 1.5% to 27.7% in 1996, versus 26.2% in 1995. Included in the 1996 increase were administrative cost increases in 1996 over 1995 of $1,049,000 for legal and accounting expenses. Payroll expenses, the largest operating expense component, increased in 1996 over 1995 as a result of increased in-store service for the large retail customers. This increase in in-store service cost, created by commitments under contract by the Company to increase the levels of service to the retailers and to assume certain product management functions previously performed by the retailer, also was representative of changes occurring in the industry. The reduction in revenue from discounts, rebates and amortization during 1996 reduced the comparative revenue base. Without this reduction in revenue, the selling, general and administrative percent would have been 26.9% instead of the 27.7% amount.

         Depreciation and amortization expense increased due to the depreciation of fixed assets acquired and to the amortization of goodwill relating to the several business combinations in 1996 for an entire year in 1997. The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the amount of $17,083,000 for Michiana, $50,173,000 for Stoll, $33,290,000
for Klein, $789,000 for Read-Mor and $39,631,000 for Scherer Affiliates. This goodwill is being amortized over 40 years, with 1996 amortization of two months for Michiana, Stoll, Read-Mor and Scherer Affiliates and two weeks for Klein. As a percent of revenue, the 1997 depreciation remained unchanged from 1996.

         The margin decline of 2.4% in 1997, net of the 2.7% reduction in selling, general and administrative expenses and the elimination of the loss from investment in Wilmington resulted in a .6% decline to a (5.5)% loss from operations.

         The corresponding changes in 1996 from 1995 resulted in an increase in the net loss from operations to 6.1% of revenue in 1996 compared to 3.4% in 1995.

         The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of $72,742,138 of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates, and from August 24, 1996 for Klein. This increased interest expense for 1997 by $5,049,600, versus $664,000 in 1996. In addition, the Company assumed debt in the acquisitions, which accrued interest for the entire year of 1997. Furthermore, the Company incurred a noncash interest charge of $587,000 in 1997 and $525,000 in 1996 for the accretion of shares subject to put agreements.

         Because of the loss for the year and because of loss carryforwards, UNIMAG had no federal income tax expense for 1997 and 1996. The Company has a net operating loss (NOL) of approximately $65,000,000 at September 27, 1997, which will be limited due to change of control. The Company has not recognized any benefits from the NOL through 1997.

         The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued to Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. In addition, the calculation of earnings per share reflects the one for ten reverse split, which was effective in October, 1997.

LIQUIDITY

         The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

         EBITDA for 1997 was $(7,381,000), or (2.4)%, versus $(2,277,000) in
1996, or (2.8)%. The 1997 EBITDA was impacted negatively by the 2.4% (approximately $7,200,000) decline in gross margin, and the $2,833,000 in non-recurring legal and accounting and litigation settlement expenses. In addition, planned savings in facility consolidations were not achieved in both the magnitude and time frame originally planned. The Company experienced substantial delays in regulatory approval of the transactions and was unable to fully implement all planned savings for 1997.

         The 1996 EBITDA of $(2,277,000) was impacted negatively over 1995's level of $217,000, after adjustment for $2,483,000 of net non-operating activities, by gross margin and payroll pressures during the periods of ownership.

         At September 27, 1997, the Company had current liabilities of $144,131,000 and current assets of $97,887,000, for a working capital deficit of $(46,244,000). Included in the $(46,244,000) deficit was $2,030,000 in accrued interest, which was converted to term debt, and $4,061,000 of accrued interest, which was converted to equity, both in February of 1998.

         At September 28, 1996 the Company had current liabilities of $116,474,000 and current assets of $71,726,000 for a working capital deficit of $(44,748,000). Included in the $(44,748,000) deficit was $6,207,000 of related party debt, including $4,500,000 that was subsequently converted to long-term debt. The Company also had $4,470,000 in current debt and accrued interest related to debentures issued to the Acquisition Parties.

         The Company anticipates improvements in EBITDA in fiscal 1998 versus 1997 due to continual reductions in selling, general and administrative expenses through new consolidation synergies in the latter half of 1998 in the northeast Ohio/western Pennsylvania areas and to receiving the benefits of 1997 synergies for an entire year. The Company also anticipates improvement in EBITDA from the elimination of non-recurring accounting and legal expenses and litigation settlements. Subsequent to year-end, the Company sold the operating assets of Yankee for a gain of approximately $7,800,000. The Company also completed two acquisitions in the second fiscal quarter of 1998, which are expected to increase EBITDA substantially. In addition, the Company has negotiated some additional opportunities for recovery of gross margin, primarily in the latter two quarters of fiscal 1998, with negotiations ongoing for all suppliers.

         The acquisition transactions of the Company since June 30, 1996 have added $145 million of goodwill to the Company's assets and $58.5 million of Senior and Subordinated Debentures to the Company's liabilities. On an annual basis the Company anticipates future amortization of approximately $3,938,000 related to this goodwill and initial annual interest of approximately $5,050,000 related to these debentures.

CASH FLOWS - OPERATING ACTIVITIES

         During 1997, the Company improved its net cash provided from operations to $4,008,000, a $5,326,000 improvement over 1996. The increase was due primarily to a $43,067,000 increase in vendor payables, a $6,412,000 increase in accrued liabilities and $9,200,000 in non-cash depreciation and amortization. These offset a net loss of $24,521,000, a $14,180,000 increase in accounts receivable, a $4,787,000 increase in inventories, an $8,473,000 increase in receivables and advances to related parties (primarily in connection with a subsequent acquisition), and a reduction of $2,123,000 in the reserve for gross profit.

         During 1996, the Company experienced a decline in net cash provided from operations of $(3,402,000) from $2,084,000 in 1995 to a deficit of $(1,318,000) in 1996. The 1996 deficit was due primarily to the net loss of $6,388,000 for 1996; however, the Company also paid $2,002,000 to retailers in net long term prepaid signing bonuses still to be amortized over the lives of the contracts. Both accounts receivable and accounts payable increased by approximately $2,000,000. Other significant increases in cash flow from operations included depreciation and amortization of $2,513,000 and an increase in accrued liabilities, primarily related to legal and accounting expenses, of $2,924,000.

CASH FLOWS - INVESTING ACTIVITIES

         In 1997, investing activities used $1,084,000 of cash, with the sale of an asset generating $1,240,000. Additions to property and equipment were $693,000, and $2,113,000 was used for additional acquisition costs.

         The Company spent $1,066,000 in 1996 for capital expenditures, primarily for vehicles. The acquisition transactions did not require the spending of any significant amounts for additional capital expenditures since the acquired companies had adequate investments in capital assets.

CASH FLOWS - FINANCING ACTIVITIES

         During 1997, the Company borrowed $3,400,000 under debt obligations. The Company made payments of $6,701,000 under debt obligations and paid $84,000 to redeem treasury stock, for a net cash outflow used in financing of $3,386,000.

         During 1996 the Company borrowed $4,352,000 under debt obligations. The Company made payments of $1,724,000 under debt obligations for a net cash provided by financing of $2,628,000.

CAPITAL RESOURCES

         Through its acquisitions, the Company inherited banking relationships with several banks. In February of 1998, the Company consolidated its borrowing and increased its borrowing capacity through a debt instrument with Key Corporate Capital, Inc. and The Chase Manhattan Bank.

CAPITAL REQUIREMENTS

         During 1998, as in 1997, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional capital expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs within one year.

OPERATIONAL MEASURES

         The receivables of the Company increased during both 1997 and 1996 due to an increase in payment time periods by certain large retailers and to increases in revenue. The Company is engaged in collection efforts to reduce the number of days outstanding of receivables. The Company has converted all locations except one to its computer system, and receivables now can be managed on a more consistent, company-wide basis.

         Vendor payables increased during 1997 due to an increase in inventory levels and due to payments of vendor accounts payable for affiliates in tandem with the Company's own vendor payables.

         Following the sale of the operating assets of Yankee, the acquisition of the operating assets and liabilities of two companies in the second fiscal quarter of 1998, and the refinancing in February of 1998, the Company will be positioned to build a better balance between current assets and current liabilities, with future positive cash flow used for current liability reductions.

OPERATING SYNERGIES

         The acquisition transactions enabled the Company to successfully leverage its investment in its sophisticated and proprietary SMARTS System (which stands for Sales Magazine Analysis React Transmit System), acquired from the Scherer Affiliates, for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, and this offsets the cost of higher levels of service and the use of improved technology. Management believes that, as the Company continues to expand, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to new retail locations and will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts.

         In addition to the proprietary SMARTS System, the Company's current and future high impact marketing programs provide an important competitive advantage by customizing magazine displays to utilize otherwise wasted space in retail stores. The implementation of these programs has historically enabled the Company to improve sales levels by as much as 20-25% when the programs are introduced into a given retail location. The Company expects that the introduction of the high impact marketing program to customers not currently using it will improve sales levels of the Company.

         The consolidation of the contiguous Acquisition parties enabled the Company to achieve some cost savings and operating efficiencies through the elimination of redundant overhead and the consolidation of overlapping facilities. During 1997, the Company converted several warehouse locations in the states of Michigan, Ohio and Indiana to delivery depots by consolidating the majority of office and warehouse functions in three locations. The cost to eliminate this redundant overhead and to consolidate was reflected in the periods in which the changes were made. Savings occurred from the elimination of duplicate administrative and distribution functions, and additional savings resulted from spreading the costs of technology over a larger customer base. Additionally, the consolidation of the businesses of the Company increased future purchasing power and the ability to negotiate future favorable quantity discounts with publishers and national brokers.

         The gross margin pressure, which occurred in the latter half of 1996, continued into 1997 with some minimal recovery in the latter half of 1997. The Company, and the entire industry, has begun the process of margin recovery, which includes new negotiations with suppliers regarding pricing and discounts, changing the mix of higher margin magazines versus lower margin magazines, and consolidating book purchases for volume discounts. The Company anticipates a significant recovery over time; however, the amount and timing are not quantifiable at this point in time, and an annual impact in excess of 2% of revenue is not expected until the third fiscal quarter of 1998.

         The decline in the gross margin percent was offset by reductions in selling, general and administrative expenses as a percent of sales as consolidations were being performed. The higher percentage of selling, general and administrative in 1996 over 1995 reflected the impact of absorbing most of the added payroll related costs for increase in service-related product management functions. The reduction of this percentage in 1997 and beyond will be supported by opportunities to increase the revenue base without a corresponding increase in the related fixed and semi-variable expenses.

COMMITMENTS AND CONTINGENCIES

         The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in the gross margin reductions of 1996 and 1997.

         The Company was named as a defendant in various litigation matters. Subsequent to September 27, 1997, most of the claims were settled. The Company believes it has an adequate accrual for these claims and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's future results of operations or financial conditions. (See Note 12 to the Consolidated Financial Statements.)

YEAR 2000 ISSUES

         The Company is in the process of addressing the Year 2000 Issue. The Company has hired two additional programmers to free up resources needed to update its in-house software. The Company also has initiated the process of seeking new financial reporting software to replace existing software, including general ledger, payroll, fixed assets, employee benefits and other related areas. The costs to date have not been material and have been expensed when incurred. The Company seeks to complete these plans during calendar 1998.

         The Company must coordinate with customers, suppliers and creditors, and the Company is in the process of analyzing the size of this coordination. At present, the Company is not aware of any material event or uncertainty or related cost that would negatively impact future reported costs in a material amount.

         The Company may develop some competitive advantages from the Year 2000 Issue if it continues to modify its industry software in areas where its competition may fall short.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

         This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for 1998; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future acquisitions (as discussed in "Background" above); the Company's plans for future consolidations and changes in properties (as discussed in "Operating Synergies" above); the Company's plans for future financing and refinancing (as discussed in "Financing Arrangements" above); the Company's future operational strategies to improve operating cash flow; the Company's plans for margin recovery; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, or achievements, expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: the loss of chain customer business, the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain additional financing; the timing of the implementation of operating synergies; further changes in the industry, including margin recovery results; the factors discussed in paragraph four of the Opinion in the Report of Independent Public Accountants and the related Note 2 to the financial statements; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.


                                     Remainder of Page Intentionally Left Blank.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                             UNITED MAGAZINE COMPANY
                             =======================


                        CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
     United Magazine Company:


We have audited the accompanying consolidated balance sheets of United Magazine Company (an Ohio corporation) and Subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Magazine Company and Subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses, was in default under certain of its debt agreements prior to refinancing in 1998, obtained waivers relating to the 1998 refinancing and has current liabilities in excess of current assets of approximately $46 million. These matters among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                                     ARTHUR ANDERSEN LLP
Columbus, Ohio,
   April 24, 1998.

                             UNITED MAGAZINE COMPANY


                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


                              ASSETS                                              1997                 1996
                              ------                                              ----                 ----

CURRENT ASSETS:
   Cash                                                                        $  2,085,118        $   2,546,785
   Trade accounts receivable, net of allowance for doubtful
     accounts of $4.5 million in 1997 and $3.0 million in 1996:
     - related party                                                              1,578,820              833,189
     - other                                                                     43,269,498           29,835,357
   Inventories                                                                   40,533,817           35,746,922
   Marketable securities                                                                  -              473,556
   Notes receivable from related parties                                            430,618            1,352,646
   Advances to related parties                                                    9,243,500              594,336
   Prepaids and other                                                               745,872              343,454
                                                                               ------------         ------------
              Total current assets                                               97,887,243           71,726,245
                                                                               ------------         ------------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                             290,706              290,706
   Building and improvements                                                      2,142,874            2,260,740
   Furniture and equipment                                                        6,166,495            5,675,808
   Vehicles                                                                       3,932,450            4,189,336
   Leasehold improvements                                                           977,235              522,336
                                                                               ------------         ------------
                                                                                 13,509,760           12,938,926
   Less - accumulated depreciation and amortization                              (3,621,238)          (1,585,503)
                                                                               ------------         ------------

              Total property and equipment, net                                   9,888,522           11,353,423
                                                                               ------------         ------------

ASSET HELD FOR SALE                                                                       -            1,239,605
                                                                               ------------         ------------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated
     amortization of $4,941,630 in 1997 and $911,143 in 1996                    152,600,639          154,518,179
   Notes receivable from related parties                                          2,228,305            1,788,645
   Prepaid signing bonuses                                                        3,625,746            5,501,703
   Other assets, net                                                              5,372,271            5,242,727
                                                                               ------------         ------------
              Total other assets                                                163,826,961          167,051,254
                                                                               ------------         ------------

              Total assets                                                     $271,602,726         $251,370,527
                                                                               ============         ============


(Continued on next page)

                             UNITED MAGAZINE COMPANY


                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


               LIABILITIES AND SHAREHOLDERS' EQUITY                               1997                 1996
               ------------------------------------                               ----                 ----

CURRENT LIABILITIES:
   Current portion of debt obligations                                         $  1,841,934         $ 10,822,386
   Current portion of Senior debentures                                                   -            3,329,295
   Short-term borrowings - related parties                                                -            6,206,853
   Accounts payable                                                             113,369,666           70,302,971
   Accrued expenses                                                              13,650,921           12,762,143
   Accrued interest on debentures                                                 6,090,606            1,041,006
   Income taxes payable                                                             827,254            1,534,602
   Reserve for gross profit on sales returns                                      8,351,034           10,474,409
                                                                               ------------         ------------
              Total current liabilities                                         144,131,415          116,473,665

LONG-TERM DEBT OBLIGATIONS                                                       22,390,408            9,247,711

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                                      39,919,815           36,590,520
   - Subordinated                                                                18,559,707           18,559,707

DEFERRED COMPENSATION PLAN                                                        1,076,859            1,231,041

ACCRUED PENSION OBLIGATION                                                        1,622,974            2,115,478

POST-RETIREMENT OBLIGATION                                                        1,603,500            1,450,015

DEALER ADVANCE PAYMENTS AND OTHER                                                   144,378              146,938
                                                                               ------------         ------------
              Total liabilities                                                 229,449,056          185,815,075
                                                                               ------------         ------------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, 476,543 and 482,140 shares
   in 1997 and 1996, respectively                                                 4,832,536            4,329,287
                                                                               ------------         ------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized, 4,277,909 and 4,283,506 issued, 2,670,437 and 2,676,034 outstanding (including
     shares subject to Put Agreements), in 1997 and 1996, respectively                  250                  250
   Paid-in capital                                                               43,698,045           43,079,563
   Obligation to issue shares (4,349,476)                                        65,242,138           65,242,138
   Treasury stock, at cost                                                         (100,956)             (16,998)
   Unrealized loss                                                                        -              (31,219)
   Minimum pension liability adjustment                                             (58,043)            (108,204)
   Retained deficit                                                             (71,460,300)         (46,939,365)
                                                                               ------------         ------------
              Total shareholders' equity                                         37,321,134           61,226,165
                                                                               ------------         ------------

              Total liabilities and shareholders' equity                       $271,602,726         $251,370,527
                                                                               ============         ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996



                                                                                    1997                 1996
                                                                                    ----                 ----
NET SALES                                                                       $301,341,037          $80,232,472

COST OF SALES                                                                   (233,550,538)         (60,277,303)
                                                                                ------------          -----------

              Gross profit                                                        67,790,499           19,955,169

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     (75,212,322)         (22,203,107)

DEPRECIATION AND AMORTIZATION                                                     (9,199,561)          (2,511,654)

LOSS FROM INVESTMENT IN WILMINGTON                                                         -             (163,192)
                                                                                ------------          -----------

              Loss from operations                                               (16,621,384)          (4,922,784)
                                                                                ------------          -----------

OTHER INCOME (EXPENSES), net:
   Interest expense                                                               (8,181,788)          (1,781,141)
   Interest income                                                                   241,312              182,123
   Other, net                                                                         40,925              134,007
                                                                                ------------          -----------

              Total other income (expenses), net                                  (7,899,551)          (1,465,011)
                                                                                ------------          -----------

              Loss before taxes                                                  (24,520,935)          (6,387,795)

INCOME TAXES                                                                               -                    -
                                                                                ------------          -----------

              Net loss                                                          $(24,520,935)         $(6,387,795)
                                                                                ============          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                7,064,721            3,225,729
                                                                                ============          ===========

LOSS PER SHARE                                                                  $      (3.47)         $     (1.98)
                                                                                ============          ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


                                                                                            Obligation
                                        Number of                                            to Issue
                                         Shares       Treasury    Common      Paid-in         Common
                                       Outstanding     Shares      Stock      Capital          Stock
                                       -----------     ------      -----      -------          -----
BALANCE, September 30, 1995             2,160,445     1,607,472    $250     $42,701,846    $         -

   Issuance of common stock                33,449             -       -         325,491              -
   Obligation to issue 4,349,476
     shares of common stock                     -             -       -               -     65,242,138
   Shares earned under consulting
     agreement:
     -  23,449 shares earned in 1995
        issued in 1996                          -             -       -        (234,491)             -
     -  25,096 shares earned but not
        issued in 1996                          -             -       -         286,717              -
   Unrealized loss on investments held
     for sale                                   -             -       -               -              -
   Minimum pension liability adjustment         -             -       -               -              -
   Net loss                                     -             -       -               -              -
                                        ---------     ---------     ---     -----------    -----------
BALANCE, September 28, 1996             2,193,894     1,607,472     250      43,079,563     65,242,138
   Issuance of warrants                         -             -       -          75,000              -
   Shares earned under consulting
     agreement:
     -  30,635 shares earned but not
        issued in 1997                          -             -       -         459,524              -
   Redemption of putable shares                 -         5,597       -          83,958              -
   Realized loss on investments held            -             -       -               -              -
     for sale
   Minimum pension liability adjustment         -             -       -               -              -
   Net loss                                     -             -       -               -              -
                                        ---------     ---------    ----     -----------    -----------
BALANCE, September 27, 1997             2,193,874     1,613,069    $250     $43,698,045    $65,242,138
                                        =========     =========    ====     ===========    ===========


                                                                 Minimum
                                                                 Pension
                                        Treasury   Unrealized   Liability       Retained
                                         Stock        Loss      Adjustment      Deficit           Total
                                         -----         ----     ----------      -------           -----
BALANCE, September 30, 1995            $ (16,998)    $     -     $      -     $(40,551,570)    $ 2,133,528

   Issuance of common stock                    -           -            -                -         325,491
   Obligation to issue 4,349,476
     shares of common stock                    -           -            -                -      65,242,138
   Shares earned under consulting
     agreement:
     -  23,449 shares earned in 1995
        issued in 1996                         -           -            -                -        (234,491)
     -  25,096 shares earned but not
        issued in 1996                         -           -            -                -         286,717
   Unrealized loss on investments held
     for sale                                  -     (31,219)           -                -         (31,219)
   Minimum pension liability adjustment        -           -     (108,204)               -        (108,204)
   Net loss                                    -           -            -       (6,387,795)     (6,387,795)
                                       ----------    -------     ---------    ------------     -----------
BALANCE, September 28, 1996              (16,998)    (31,219)    (108,204)     (46,939,365)     61,226,165
   Issuance of warrants                        -           -            -                -          75,000
   Shares earned under consulting
     agreement:
     -  30,635 shares earned but not
        issued in 1997                         -           -            -                -         459,524
   Redemption of putable shares          (83,958)          -            -                -               -
   Realized loss on investments held           -      31,219            -                -          31,219
     for sale
   Minimum pension liability adjustment        -           -       50,161                -          50,161
   Net loss                                    -           -            -      (24,520,935)    (24,520,935)
                                       ----------    -------     ---------    -------------    -----------
BALANCE, September 27, 1997            $(100,956)    $     -     $(58,043)    $(71,460,300)    $37,321,134
                                       ==========    =======     =========    =============    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                           INCREASE (DECREASE) IN CASH



                                                                                   1997                 1996
                                                                               ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(24,520,935)         $(6,387,795)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities -
     Loss on investment in Wilmington                                                     -              163,192
     Consulting fee paid with common stock                                          459,524              286,717
     Loss on sale of marketable securities                                           31,219                    -
     Accretion of interest on common stock subject to put
       agreements                                                                   587,207              525,102
     Depreciation and amortization                                                9,199,561            2,512,574
   Changes in certain assets and liabilities, net of the effect of acquisitions in 1996-
   (Increase) decrease in certain assets:
       Trade accounts receivable                                                (14,179,772)          (2,017,379)
       Inventories                                                               (4,786,895)            (464,131)
       Prepaids and other                                                          (402,418)             496,841
       Other assets                                                             (10,532,615)            (191,532)
       Prepaid signing bonuses                                                    1,950,957           (2,002,379)
     Increase (decrease) in certain liabilities:
       Accounts payable                                                          43,066,695            2,053,805
       Accrued expenses                                                           6,411,934            2,924,386
       Reserve for gross profit on sales returns                                 (2,123,375)             892,598
       Other liabilities                                                           (709,908)              34,899
       Deferred compensation plan                                                  (154,182)            (109,181)
       Accrued pension obligation                                                  (442,343)             (95,526)
       Post-retirement obligation                                                   153,485               59,611
                                                                               ------------          -----------
              Net cash provided by (used in) operating activities
                                                                                  4,008,139           (1,318,198)
                                                                               ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                             (693,167)          (1,066,245)
   Proceeds from the sale of an asset held for resale                             1,239,605                    -
   Cash used for acquisitions, net of cash acquired                                       -            1,200,069
   Receipt of payments on notes receivable from related parties                     482,368              347,941
   Cash used for acquisition costs                                               (2,112,947)                   -
                                                                               ------------          -----------
              Net cash provided by investing activities                          (1,084,141)             481,765
                                                                               ------------          -----------


(Continued on next page)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                           INCREASE (DECREASE) IN CASH
                                   (Continued)


                                                                                  1997                 1996
                                                                              ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                                           $ 3,399,591          $ 4,352,266
   Payments on debt obligations                                                 (6,701,298)          (1,724,386)
   Redemption of putable shares of common stock                                    (83,958)                   -
                                                                               -----------          -----------
              Net cash provided by (used in) financing activities
                                                                                (3,385,665)           2,627,880
                                                                               -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                   (461,667)           1,791,447

CASH, beginning of year                                                          2,546,785              755,338
                                                                               -----------          -----------

CASH, end of year                                                              $ 2,085,118          $ 2,546,785
                                                                               ===========          ===========


Supplemental Disclosure of Cash Flow Information
-------------------------------------------------
   Cash paid during the year for interest                                      $ 2,184,000          $   532,000
   Cash paid during the year for taxes                                         $         -          $    49,000


Supplemental Schedule of Noncash Investing and Financing Activities
--------------------------------------------------------------------

1997
----
The Company transferred marketable securities during the year to a third party as part of the settlement of a lawsuit.

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

                 AS OF SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996



(1)    ORGANIZATION

       United Magazine Company (UNIMAG or the Company) is an Ohio corporation which was incorporated on April 8, 1964. UNIMAG (the Parent) is a holding company. All operations for the year were conducted through its wholly-owned subsidiaries. UNIMAG also has three inactive subsidiaries.

       Business of UNIMAG

       UNIMAG operates wholesale operations primarily in the northern midwest (Ohio, Michigan, Indiana and Western Pennsylvania), Connecticut and North Carolina. From various distribution facilities UNIMAG distributes approximately 4,000 different titles of magazines to its customers on a weekly basis. UNIMAG also distributes books and various other sundry items. In addition to the wholesaling business, UNIMAG has 27 retail bookstores.

       UNIMAG grew significantly during 1996 by the acquisition of six wholesalers (two in the second quarter and four in the fourth quarter). Consideration for these acquisitions was in the form of cash, notes payable, debentures and common stock of the Company. Due to the significant amount of shares to be issued for the fourth quarter acquisitions, UNIMAG was required to obtain shareholder approval. The shareholders of the Company approved the fourth quarter acquisitions at the Annual Meeting of Shareholders during September 1997. Subsequent to year-end, in February 1998, the consideration was released from escrow. In June, 1996, the Company had received the necessary approvals prior to the shareholders meeting from two significant shareholders who agreed to vote their shares, which represented a majority of the outstanding shares, in favor of the acquisitions discussed above as well as a 1 for 10 reverse stock split. Since the approval was assured, the Company reflected the reverse stock split for all periods presented and the effect of the acquisitions.


(2)    MANAGEMENT PLAN (Unaudited)

       The loss of margin and the delays encountered in completing the final closings of the acquisitions have led to operating losses and negative EBITDA by the Company in 1996 and 1997. These have had an adverse effect on the Company's short term liquidity. The Company has current liabilities in excess of current assets of approximately $46 million in 1997 and $45 million in 1996.

       During 1996, due to increased levels of competition and to fundamental changes within the entire periodical distribution industry, the Company and the industry experienced significant reductions in profitability due to margin reduction and to increased costs of providing higher levels of customer service. The margin reduction continued through 1997 and into the first half of 1998 before the industry was able to begin a margin recovery process with the cooperation of publishers, national distributors and wholesalers. During 1997 the Company was able to achieve some substantial reductions in operating costs through consolidations and improving the consistency of operations; however, due to delays in regulatory approval, the Company was unable to achieve all of its targeted savings within its original time parameters.

       Although it may take some time before the Company is able to return to pre-1996 levels of margin, the Company plans to return closer to historical industry levels of EBITDA by the fourth fiscal quarter of 1998. The Company's first quarter EBITDA is approximately $1.5 million and the Company's second quarter EBITDA, before an approximate $7.8 million gain on the sale of operating assets and liabilities of Yankee, is expected to be break-even. During the second quarter of 1998, the Company completed the acquisition of the operations of SKS Enterprises, Limited. This acquisition will strengthen the Company's Midwest presence and create opportunities for additional consolidation synergies and economies of scale. During the second quarter of 1998 the Company also completed an acquisition in western Pennsylvania which will add significant business with a larger incremental profit to existing facilities in western Pennsylvania and northeastern Ohio. The Company will continue to evaluate acquisition opportunities within its primary geographic boundaries.

       During the second fiscal quarter of 1998, the Company was successful in negotiating margin recovery programs for approximately two-thirds of its magazine volume. On a weighted average basis these will improve margins during the last two fiscal quarters by approximately 2%. The Company anticipates even higher levels of margin recovery on virtually all of its magazine volume by 1999. The Company also has taken steps to improve the margins associated with hardback and paperback books.

       The Company will have completed its conversion of all computer systems to the Company's system by the third quarter of 1998. This will provide management with better reporting information for decision making.

       The Company has completed its most recent initial analysis of building requirements and has identified several opportunities to continue to reduce existing warehouse size.

       The Company's management has identified several additional opportunities for improved profitability. Revenue plans include adding the Company's Impact Marketing and SMARTS System to additional chains and to additional stores within existing chains currently using the programs in selected stores. The Company also plans to continue aggressive marketing to new business in contiguous markets to create a net new customer growth during the year.

       The Company's cost reduction plans include continued rerouting of its customers as a result of the second quarter acquisitions, the consolidation of the warehouse and office functions in the northeastern Ohio/western Pennsylvania markets, the consolidation into one location of the Company's direct ship operations, its sundry sale operations, its delivery functions and its book distribution, the closing of unprofitable retail locations, the combining of employee benefit plans, and the reduction of professional fees.

       The consolidation of the computer operations will permit reductions in computer hardware and software and maintenance costs and the reduction of office personnel in certain locations. The Company also is evaluating additional personnel reductions and the application of uniform expense control over compensation and travel for in-store personnel.

       Through its acquisitions the Company had inherited several banking relationships. In February of 1998 the Company consolidated its banking with Key Corporate Capital, Inc. and The Chase Manhattan Bank with a $38 million loan facility. In connection with this borrowing the Company restructured its short term and long term debt and strengthened its cash management position. Also, in connection with this refinancing, certain shareholders and debenture holders of the Company converted approximately $4.9 million of accrued interest to equity, accepted extended terms for $2.5 million of accrued interest, and extended scheduled debenture principal repayment terms.

       The Company continues to pursue additional equity through both private and public equity offerings and has negotiated an increase in its current debt lines. There is, however, no assurance that the Company will be able to obtain additional equity through either private or public offerings.

       In summary, the Company believes that it has weathered an industry wide two year reduction of operating profits and has taken and is taking the necessary steps to create positive EBITDA for the balance of 1998 and thereafter. The Company has developed strategic financial relationships to assist in future funding and has made operational and computer changes to continue cost reduction efforts. There can be no assurance that the Company's plans will succeed. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

       (e) Marketable Securities - The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115. The Company's investment in marketable securities in 1996 represents securities that were "available for sale".

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

       (g) Asset Held For Sale - The Company had an airplane that was part of the fourth quarter acquisitions in 1996. The airplane was sold during 1997.


       (h) Prepaid Signing Bonuses - The Company has entered into supplier contracts with many of their large chain customers. As part of the contract UNIMAG paid the customer an up-front payment (signing bonus) for obtaining a multi-year contract. These payments are being amortized straight-line against revenue over the life of the contract.

       (i) Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired (goodwill) consists of the excess of the cost to acquire an entity over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. In evaluating whether goodwill is recoverable, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at September 27, 1997.

       (j) Revenue Recognition - Revenues and cost of sales from the sale of periodical inventories are recognized upon shipment to the customers. However, due to the significant volume of merchandise returns that are typical in the periodical industry, the Company has recorded a reserve for gross profit on sales returned in the accompanying consolidated financial statements. This reserve is based on the gross profit margin on merchandise sold in the current period that is estimated to be returned by the customers in the subsequent period. The Company receives credit for the cost of such returns from the publisher.

       (k) Discounts and Rebates - The Company records all discounts and rebates given to the customer on the accrual basis of accounting as a reduction in net sales.

       (l) Income Taxes - The Company follows SFAS No. 109 "Accounting for Income Taxes" (SFAS 109). (See Note 10).

       (m) Fair Value of Financial Instruments - The carrying amounts of current assets and liabilities approximate their fair market value because of the short-term maturity of these financial instruments. The fair market value of long-term debt is discussed further in Note 5.

       (n) Weighted Average Shares Outstanding - The weighted average number of shares outstanding for earnings per share purposes is calculated using common shares outstanding, shares earned but not issued under a consulting agreement, shares obligated to be issued as well as common shares subject to put agreements. The shares obligated to be issued have been included in the weighted average shares outstanding from the respective acquisition dates as discussed in Note 4.c.

      (o) Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The majority of the Company's revenues are derived from chain and independent grocery stores through the territories discussed in Note 1. No one chain represents a significant portion of the Company's revenue.

       (p) Reclassifications - Certain reclassifications have been made to the consolidated financial statements for 1996 to conform with the 1997 presentation.

       (q) Accounting Pronouncements Not Yet Effective - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are required for financial statements in fiscal years beginning after December 15, 1997.

            SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently has two items that would qualify for disclosure; minimum pension liability adjustment and unrealized losses on marketable securities.

            SFAS No. 131 requires entities to disclose financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. The Company has not completed the analyses required to determine the additional disclosures requirements, if any, for the adoption of SFAS No. 131.

            In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (APB No. 15), modifies the methodology for calculating earnings per share, and is effective for fiscal periods ending after December 15, 1997; early adoption is not permitted. Upon adoption in its consolidated financial statements for the fiscal year ending September 30, 1998, the Company will be required to restate its previously reported earnings (loss) per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial statements, basic and diluted earnings (loss) per share, as calculated in accordance with SFAS No. 128, would not have been different than the loss per share amounts reported herein.


(4)    ACQUISITIONS AND DISPOSITIONS

       In 1996, the Company made significant acquisitions through three different transactions as described below.

       a. In January 1996, the Company exercised its option for a nominal amount to acquire the outstanding stock of Service News Company of Wilmington, North Carolina.

       b. Also in January 1996, the Company acquired the operations of Triangle News Company (Triangle) in Pittsburgh, Pennsylvania. UNIMAG acquired Triangle for approximately $2.7 million in a transaction accounted for as a purchase. The consideration given was in the form of cash, seller financing and 10,000 shares of UNIMAG stock (estimated fair value of $9.10 per share). The amount of goodwill recorded from this transaction was approximately $6.9 million. The results of operations for Triangle were included in the consolidated statement of operations from January 1996 forward. Triangle generated revenue of $18 million during the nine month period ended September 28, 1996.

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

            UNIMAG acquired the various companies with UNIMAG common stock of $65.2 million (estimated fair value of $15 per share) and subordinated debentures of $58.5 million in a transaction accounted for as a purchase. In the Company's allocation of the purchase price to the fair value of net assets acquired, goodwill of approximately $145 million was recorded. The results of operations for these entities were included in the consolidated results of UNIMAG from their respective acquisition dates forward (July 31, 1996 and September 14, 1996), and represented approximately $30 million of the consolidated revenues for the year ended September 28, 1996.

       d. In July 1996, UNIMAG sold the operations of Readers Choice for approximately $500,000 which approximated book value. This disposition was not considered significant for financial reporting purposes.

       The following unaudited pro forma summary presents the revenues, net income and earnings per share from the combination of operations of the Company and the significant acquisitions. The pro forma information is provided as if each acquisition had occurred at the beginning of fiscal 1996. The pro forma information is provided for informational purposes only.

                in 000's, except Loss Per
                          Share                                  1996
                ---------------------------                  -------------

                Net Revenue                                      $280,751
                Net Loss                                          (21,523)
                Loss Per Share                                   $  (3.09)

(5)    DEBT OBLIGATIONS

       The components of the Company's debt obligations at September 27, 1997 and September 28, 1996 are as follows:

           Short Term Borrowings
           ---------------------
           The Company has short term demand notes as of September 27, 1997 and September 28, 1996 as follows:

                                                                      1997                1996
                                                                 --------------       ------------

            (a)  Note from shareholder                           $                     $5,000,000
                                                                              -
            (b)  Other related parties                                        -         1,206,853
                                                                 ==============        ==========
                                                                 $            -        $6,206,853
                                                                 ==============        ==========

            (a) The Company had a $5 million note from a company affiliated with a shareholder. This loan was assumed as part of the acquisitions made during the fourth quarter of 1996. The note accrued interest at 11.75% and was collateralized by 5 million shares of UNIMAG stock. $4,500,000 of this note was converted to a subordinated debenture in February 1998. Therefore, it has been recorded as long-term in the accompanying consolidated financial statements.

            (b) The other related party loans are primarily with employees of Michiana. $407,000 was paid during 1997 and the residual was offset against the related party notes receivable.

           Long term Debt Obligations
           --------------------------

                                                                             1997                  1996
                                                                          -----------         -------------

            (a)  Lines of Credit                                          $ 8,482,763          $  7,778,192
            (b)  Term Loans with financial institutions                       670,958             1,973,453
            (c)  Seller Financing                                           8,705,604             8,998,622
            (d)  Loans from Related Parties                                 6,101,093               320,132
            (e)  Notes with Publishers                                        271,924               999,698
                                                                          -----------          ------------

            Total                                                          24,232,342            20,070,097
            Less:  current portion                                         (1,841,934)          (10,822,386)
                                                                          -----------          ------------
            Long-term portion of debt obligations                         $22,390,408          $  9,247,711
                                                                          ===========          ============

            (a) At September 27, 1997 and September 28, 1996, the Company has five lines of credit with banks. The lines of credit bear interest at rates ranging from prime (8.50% and 8.25% at September 27, 1997 and September 28, 1996, respectively) to 9.25%. The balance outstanding at September 27, 1997 and September 28, 1996 was $8,482,763 and $7,778,192, respectively. Those lines were paid off in February 1998 as part of the refinancing (see Note
                 13). The weighted average interest rates on the outstanding borrowings under the lines of credit as of September 27, 1997 and September 28, 1996 were approximately 8.6% and 8.3%, respectively.

            (b) The Company has various term loans with financial institutions. These loans accrue interest at rates ranging from 7.5% to 9.5%. Principal payments are made on a monthly basis. These loans expire at various times during 1998 through April 1999. $600,000 of the balance was paid-down as part of the refinancing in February 1998 (see Note 13).

            (c) Seller financing represents the portion of the consideration associated with an acquisition that was funded by the seller. These obligations relate primarily to prior acquisitions made by the companies that were acquired by UNIMAG during the fourth quarter of 1996. These loans bear interest at rates ranging from 5.8% to 11.0%. Principal payments are made primarily on a monthly basis. These loans expire at various times during 1998 through February 2011. Approximately $2.4 million of the balance was paid-down as part of the refinancing in February 1998 (see Note 13).

            (d) The loans from related parties are from the former shareholders of Michiana and Klein News. These notes accrue interest at rates ranging from 7% to 11.75%. The notes expire at various times through April 1999. Approximately $900,000 of the balance was paid-down with the proceeds from the refinancing in February 1998 (see Note 13). In addition, the short-term note of $5,000,000 disclosed in note (a) of short-term borrowings, has been included as long-term due to its conversion to a long-term debenture in February 1998.

            (e) The Company had entered into agreements with two significant vendors which converted certain publisher payables balances into secured term loans. These notes accrued interest at 10%. Principal and interest payments are made monthly. As of September 27, 1997, only one vendor loan remained which was paid on December 15, 1998.

            The remaining loans after the refinancing discussed in Note 13 do not have any significant covenants. See Note 13 for discussion on the covenants relating to the refinancing.

            Michiana, acquired by the Company in the fourth quarter of 1996, has guaranteed debt of one of its affiliated companies. The outstanding balance of this guaranteed debt was approximately $882,000 at September 28, 1996. This debt was paid-off with the proceeds from the refinancing, therefore the guarantees were terminated at that time.

            The George R. Klein News Company, acquired by the Company in the fourth quarter of 1996, has guaranteed approximately $147,000 of debt of another company that is 50% owned by George R. Klein.

            Shareholder Debentures

            As part of the 1996 acquisitions described in Note 4, the Company issued Senior and Subordinated debentures. The components of these debentures are as follows:

                     Shareholder Group                Senior         Subordinated      1997 Total       1996 Total
             -----------------------------------     -----------     -------------     -----------      -----------
             Stoll Company                           $16,800,000       $9,105,267      $25,905,267      $25,905,267
             Michiana                                  3,500,000        2,334,256        5,834,256        5,834,256
             Scherer Affiliates                        9,197,604        1,527,309       10,724,913       10,724,913
             Klein                                    10,180,000        5,498,281       15,678,281       15,678,281
             Read-Mor                                    242,211           94,594          336,805          336,805
                                                     -----------       ----------      -----------      -----------
             Total                                    39,919,815       18,559,707       58,479,522       58,479,522
             Less:  current portion                            -                -                -       (3,329,295)
                                                     -----------      -----------      ===========      ===========
             Long-term portion of debentures         $39,919,815      $18,559,707      $58,479,522      $55,150,227
                                                     ===========      ===========      ===========      ===========

            The senior debentures began to accrue interest on July 1, 1996 (August 24, 1996 for Klein) at 8% payable quarterly commencing on the closing date of the acquisitions. Quarterly principal and interest payments are scheduled from April 1, 1997 through January 1, 2002 in accordance with the schedule and priority set forth in the Debenture Agreement. Quarterly payments of principal and interest were not paid during 1997. In February 1998 the Company paid the accrued interest with 1/3 in a short-term note and 2/3 in common stock. In connection with the refinancing in February 1998 (see Note 13), the Company paid $5 million of the senior debentures to the Stoll family. Additionally, the debenture holders entered into subordination agreements that prohibit the Company from making principal payments on the senior and junior debentures through the maturity of the Term Loan discussed in Note 13. The senior debentures are secured by all of the assets of the Company, however, these debentures are subordinated to substantially all of the long-term debt obligations discussed above. The entire $16,800,000 of Stoll Senior debentures must be paid before any other debentures may be paid. In connection with the financing arrangement discussed in Note 13(b), $5,000,000 of Stoll senior debentures were paid.

            The subordinated debentures began to accrue interest on July 1, 1996 (August 24, 1996 for Klein) at 10% payable quarterly commencing on the closing date of the acquisitions. Quarterly principal payments are scheduled from April 1, 1999 through January 1, 2004. However, no payments on subordinated debentures are allowed until all senior debentures have been paid. The subordinated debentures are secured by all the assets of the Company, however, these subordinated debentures are subordinated to the senior debentures.

       Maturities of all debt obligations at September 27, 1997 after reflecting the impact of the refinancing discussed in Note 13, are as follows:

                                                       Long-Term
                                                          Debt
                     Fiscal Year                      Obligations            Debentures              Total
                    ---------------                   -----------            -----------          -----------
                         1998                         $ 1,841,934            $         -          $ 1,841,934
                         1999                           1,362,189                      -            1,362,189
                         2000                           1,936,383                      -            1,936,383
                         2001                           1,388,056             40,044,000           41,432,056
                         2002                           1,635,941              7,868,000            9,503,941
                      Thereafter                       16,067,839             10,567,522           26,635,361
                                                      -----------            -----------          -----------
                        Total                         $24,232,342            $58,479,522          $82,711,864
                                                      ===========            ===========          ===========

       The carrying value of the long-term debt obligations described above approximates its fair value because of the limited fluctuation in interest rates during the year, the significant portion that has been recently refinanced or is variable rate based that is repriced frequently.


(6)    LEASE COMMITMENTS

       UNIMAG or its subsidiaries have entered into operating lease agreements for facilities and certain vehicles and equipment. Expenses related to these leases were as follows:

                                                     Related
                       Fiscal Year                    Party                Other                Total
                    -------------------             ----------           ----------           ----------
                           1997                     $1,684,000           $1,393,000           $3,077,000
                           1996                        187,000            1,157,000            1,344,000

       As of September 27, 1997, the future minimum annual rental commitments of lease agreements are as follows:

                                                     Related
                       Fiscal Year                    Party                Other                Total
                    -------------------             ----------           ----------           ----------
                           1998                     $1,344,000           $1,711,000           $3,055,000
                           1999                      1,057,000            1,472,000            2,529,000
                           2000                        647,000            1,008,000            1,655,000
                           2001                        118,000              811,000              929,000
                           2002                          7,000              436,000              443,000
                        Thereafter                           -               73,000               73,000
                                                    ----------           ----------           ----------
                          Total                     $3,173,000           $5,511,000           $8,684,000
                                                    ==========           ==========           ==========

(7)    COMMON STOCK

       The Company is obligated to issue 4,349,476 shares valued at $15 per share pursuant to the acquisition agreements entered into during the fourth quarter of 1996. These shares were issued in February 1998.

       The Company redeemed 5,597 shares subject to Put, see Note 12.a.


 (8)   INCOME TAXES

       The provision (benefit) for income taxes for the years ended 1997 and 1996 is as follows:

                                                                              1997                 1996
                                                                         --------------       --------------
           Current tax expense:
              Federal                                                    $            -       $            -
              State                                                                   -                    -

           Deferred tax expense (benefit):
              (Increase) in deferred tax assets                                       -           (2,555,000)
              Increase in valuation allowance                                         -            2,555,000
                                                                         --------------       --------------

                         Income tax provision                            $            -       $            -
                                                                         ==============       ==============

       The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: property and equipment asset valuation, deferred compensation, allowance for doubtful accounts and accrued vacation.

       The Company's net deferred tax assets have been fully reserved due to the uncertainty of future realization.

       The difference between the statutory tax rate and the effective rate of zero is due primarily to the benefit of the net operating losses generated that may not be realized in the future.

       As of September 27, 1997, UNIMAG has approximately $65 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership as defined under Section 382 of the Internal Revenue Code. The estimated annual limit is $1.5-2.1 million per year, which could cause up to approximately $42 million of the $65 million NOL to be lost. The NOL carryforwards will expire in the years 2003 through 2012.

       At September 27, 1997, UNIMAG had income taxes payable of approximately $827,000. This relates primarily to Michiana's tax assessment and interest due to the Internal Revenue Service of approximately $1,371,000 as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG net of certain refund claims. This obligation was paid in full with the proceeds from the refinancing in February 1998.


 (9)   BENEFIT PLANS

       Multi-Employer Plans

       The Company's Connecticut subsidiary (Yankee) participates in a union sponsored, collectively bargained, multi-employer pension and welfare plan. Contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of labor-hours worked. The Company made contributions of approximately $32,000 in fiscal year 1997 and $30,000 in fiscal year 1996.

       Under the provisions of the Multi-Employer Pension Plan Amendments Act of 1980 covering such pension plans, certain events, such as withdrawal or plan termination, may cause the Company to be obligated to fund its share of any unfunded vested benefits in this plan. Data concerning the funded status or this multi-employer plan is not available. The Company sold certain operating assets and liabilities of Yankee in January 1998 (see
       Note 13), including the obligation to fund its share of any unfunded vested benefits.

       The Company's Michigan subsidiary participates in a multi-employer defined benefit pension plan which provides benefits to certain union employees of the Company. The Company's estimated unfunded benefit obligation at September 27, 1997 is approximately $563,000. However, the Company has no current intention to withdraw from the plan. The Company made contributions of approximately $62,000 in fiscal year 1997 and $19,000 in fiscal year 1996.


       Union Pension Plan

       As a result of the acquisition of Triangle, the Company has defined benefit pension plans covering various employees whose retirement benefits are subject to collective bargaining. The benefits are based on years of service multiplied by the yearly amount of basic retirement income. The Company's funding policy for the plan is to make the minimum annual contribution required by applicable regulations.

       The following table sets forth the plan's funding status and amounts recognized in the Company's financial statements:

                                                                                         1997               1996
                                                                                      ----------         ----------
              Actuarial present value of benefit obligations:
                 Vested benefit obligations                                           $3,544,594         $3,429,833
                 Non-vested benefit obligations                                          140,785            177,718
                                                                                      ----------        -----------

              Accumulated benefit obligation (ABO)                                    $3,685,379         $3,607,551
                                                                                      ==========         ==========

              Projected benefit obligation (PBO)                                      $3,685,379         $3,607,551
              Plan assets at fair value                                               (2,062,405)        (1,793,548)
                                                                                      ----------         ----------
              Projected benefit obligation in excess of plan assets                    1,622,974          1,814,003
              Unrecognized net loss                                                      (58,043)          (108,204)
                                                                                      ----------         ----------
              Accrued pension cost                                                     1,564,931          1,705,799
              Additional minimum pension liability                                        58,043            108,204
                                                                                      ----------         ----------
              Accrued pension and minimum liability                                   $1,622,974         $1,814,003
                                                                                      ==========         ==========

       The key assumption used in determining the projected benefit obligation in 1997 and 1996 were as follows:

                  Discount rate                                              7%
                  Expected long-term rate of return on
                     assets                                                  8%

       Net pension cost included the following components:

                                                                                        1997             1996
                                                                                      --------         --------
              Asset loss                                                              $(27,801)        $(89,027)
              Service cost                                                              68,700           56,961
              Interest cost on projected benefit obligation                            240,703          179,674
              Actual return on plan assets                                            (111,803)          (9,125)
                                                                                      --------         --------
                            Net pension cost                                          $169,799         $138,483
                                                                                      ========         ========

       Funding of the plan was approximately $311,000 and $200,000 in 1997 and 1996, respectively.

       Other Pension Plan

       The former Stoll Company has certain non-collective bargaining employees who are covered by a noncontributory defined benefit pension plan. In connection with the acquisition of the Stoll Company by UNIMAG, the Stoll Company elected to terminate the plan. During 1997 the assets were distributed to the participants.

       Other Postretirement Benefit Plans

       In addition to the Company's defined benefit pension plan, certain of the Company's subsidiaries sponsor defined benefit postretirement health care and life insurance plans that provides postretirement health care and life insurance benefits to full-time collective bargaining employees who have met required service periods with the Company and have attained age requirements as defined in the plan. The plans contain certain cost-sharing features such as deductibles and coinsurance.

       The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheets:

                                                                                       1997              1996
                                                                                   -----------        -----------
              Accumulated postretirement benefit obligations:
                 Current retirees                                                   $  659,230         $  685,176
                 Other fully eligible participants                                     216,430            242,825
                 Other active plan participants                                        731,000            515,613
                                                                                   -----------         ----------

              Accumulated postretirement benefit obligations in excess
                 of plan assets                                                      1,606,660          1,443,614
              Unrecognized net gain (loss)                                              (3,160)             6,401
                                                                                    ==========         ==========
              Accrued postretirement benefit cost                                   $1,603,500         $1,450,015
                                                                                    ==========         ==========

     Net periodic postretirement benefit cost includes the following components:

                                                                                      1997                1996
                                                                                    ----------         ----------

              Service cost                                                          $   58,155         $   27,610
              Interest cost                                                            106,931             66,455
              Amortization of gain and loss                                             36,075                  -
                                                                                    ----------         ----------
              Net periodic postretirement benefit cost                              $  201,161         $   94,065
                                                                                    ==========         ==========

       The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1997 and 1996 are 10% and 11%, respectively, for participants less than age 65 and 8% and 8.5%, respectively, for participants 65 and older. The rate is assumed to decrease over 8 years to 6% and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 27, 1997 and September 28, 1996 by approximately $213,000 and $163,000, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 and 1996 by approximately $26,000 and $15,000, respectively.

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% and 7.5% at September 27, 1997 and September 28, 1996, respectively.

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

       Deferred Compensation Plan

       An officer and former owner of the Stoll Company is entitled to receive deferred compensation pursuant to an agreement in effect prior to the acquisition. The agreement provides for the payment of $250,000 a year for a five year period beginning in 1997 and $100,000 a year for a period of seven years thereafter. The present value of this obligation is approximately $1.2 million. Approximately $154,000 is classified as current in accrued expenses in the accompanying financial statements.


(10)   SIGNIFICANT VENDORS

       The Company purchased approximately 73% and 75% of its product from five publishers in 1997 and 1996, respectively. These publishers represent approximately 64% and 70% of accounts payable in 1997 and 1996, respectively.


(11)   RELATED PARTY TRANSACTIONS

       The Company had the following related party transactions:

       (a) In 1993, the Company's Connecticut subsidiary entered into a consulting agreement with MDI (a Northeast wholesaler) and its majority shareholder for a period of 10 years. During the first five years of the agreement, the consulting fee is calculated as 2% of the subsidiaries agency net sales and is payable 1% in cash and 1% in UNIMAG stock (valued at $10 per share). During the last five years of the agreement, the consulting fee is calculated as 1% of Yankee's agency net sales, payable in cash. This consulting agreement was terminated with the sale of this subsidiary in January 1998 (see Note 13).

            The expense was approximately $767,000 and $538,000 in 1997 and 1996, respectively. The $767,000 is to be paid in cash of $306,000 and through the issuance of 30,637 shares of UNIMAG stock. The Company has not issued 55,731 shares related to this agreement; however, the requirement to issue those shares was terminated with the sale of certain operating assets and liabilities of Yankee (see note 13).

       (b) The Company had notes receivable from related parties of approximately $2,700,000 at September 27, 1997 and $3,100,000 at September 28, 1996. At September 27, 1997 and September 26, 1996, respectively, approximately $2,200,000 and $3,000,000 of this amount was due from Hall of Cards and Books, Inc., which is owned by the former shareholders of Michiana, and which operates retail stores that are supplied by the Michiana division of UNIMAG. The interest rate on the note is 9.25% and the repayment of the note is secured by a pledge of the stock of Hall of Cards and Books, Inc. and the UNIMAG stock received by the Michiana shareholders as part of UNIMAG's acquisition of Michiana. The remaining notes receivable are due from former shareowners of Michiana and Scherer Affiliates. Amounts due in 1998 pursuant to these agreements are approximately $431,000, with the remaining amounts due in equal installments over the subsequent four years.


(12)   CONTINGENCIES AND COMMITMENTS

       (a)  Common Stock Subject to Put Agreements

            In conjunction with the Company's acquisition of a subsidiary, 476,543 shares of common stock are subject to Put Agreements. In the event the put options are exercised as they become exercisable, the related payments would be $335,832, $3,599,534, $335,831, $335,831 and $335,839 in 1998, 1999, 2000, 2001 and 2002, respectively and
            $2,825,541 in total over the next succeeding 11 years. As of September 27, 1997 the Company was delinquent in redeeming 5,597 shares for $83,958; however, these shares were redeemed in February 1998.

       (b)  Union Claims

            A demand was made on the Company by the Newspaper and Mail Delivers'-Publishers' Pension Fund (Fund) for withdrawal liability payments arising from the January 23, 1991 cessation of covered operations under that plan by Imperial News Company (an inactive subsidiary).

            In addition, on February 3, 1992, the Newspaper and Mail Delivers' Union of New York and Vicinity (NMDU) and certain trustees of the Fund filed a complaint against the Company and its Connecticut subsidiary, MDI, MDI L.P. and two related parties alleging damages, in an unspecified amount, had been suffered by approximately 100 NMDU members formerly employed by Imperial. A final settlement was reached pursuant to which the Company will pay a total of $643,000 in three equal annual installments, and the NMDU and the Fund have released all claims against the Company and its affiliates. MDI and its affiliates will also pay $643,000 as part of this global settlement.

       (c)  San and Wagner Suit

            The Company was named as a defendant in an action for breach of contract and promissory estoppel, inter alia, was filed in the Common Pleas Court of Franklin County, Ohio. The parties settled this case and resolved all claims and cross-claims in April 1998 for approximately $345,000, net of value of stock returned to UNIMAG. All proceedings among all the parties, including any suit filed in the United States District Court, District of Connecticut, by the Company's subsidiary, Team Logos Sportstuff, Inc. against San and Wagner for breach of fiduciary duty, have been dismissed as part of this settlement.

       (d)  Taubman Suit

            The Company and its inactive subsidiary, Team Logos Sportstuff, Inc
            (TLSI) were named as defendants, along with several unrelated parties, in a suit by the Taubman Company in the United States District Court, Eastern District of Michigan, Southern Division. In January 1998, the parties settled for $1.5 million. All pending appeals have now been dismissed.

       (e)  Other Legal Matters

            The Company has been named as a defendant in various other litigation matters. Management intends to vigorously defend these few outstanding claims. The Company believes it has adequate accrued loss contingencies for all legal matters, and any current or threatened litigation matters will not have a material adverse impact on the Company's financial positions or results of operations.


(13)   SUBSEQUENT EVENTS

       (a)  Sale of Certain Operating Assets and Liabilities of Yankee News
            Company

            In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee to a third party for approximately $8.3 million. Consideration was in the form of cash ($2.7 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). The purchase price provides for adjustments based upon the closing balance sheet of Yankee as of the transaction date. The Company anticipates that a gain of approximately $7,800,000 will be recognized on the sale. The total net sales of Yankee included in the consolidated financial statements for the year ended September 27, 1997 is approximately $31 million.

       (b)  Financing Arrangement

            On February 6, 1998, the Company entered into a Credit Agreement (the Agreement) with a group of banks that provided a Revolving Credit Commitment of $30,000,000, a Term Loan of $5,000,000 and a Capital Expenditure Loan of $3,000,000. The amount available to the Company under the Revolving Credit Commitment is based on certain amounts of eligible accounts receivable and eligible inventories. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans have variable interest rates to be designated by the Company based on the prime rate + .5% or LIBOR + 2.5%. The Capital Expenditure Loan and Revolving Credit Commitment mature in February 2003 and the Term Loan matures in February 2001.

            Quarterly principal payments of $416,667 on the Term Loan began in April 1998. The outstanding amount of the Capital Expenditure Loan as of February 2000 is required to be converted to a term loan, that will have consecutive equal monthly principal and interest payments beginning at the time of conversion through the maturity of the Capital Expenditure Loan. The Agreement is collateralized by substantially all of the Company's assets. The Agreement contains financial and non-financial covenants, including, among other restrictions, limitations on capital expenditures, minimum income before interest, taxes, depreciation and amortization, a minimum cash flow ratio, minimum net worth and a maximum debt to income before interest, taxes, depreciation and amortization ratio.

            The Company was required to meet certain of the financial and nonfinancial covenants beginning in the fiscal quarter ending March 1998. The Company is in compliance or has obtained the necessary waivers for any non-compliance.

       (c)  Acquisition of SKS Enterprises, Limited

            In January 1998, the Company acquired certain assets and liabilities of SKS Enterprises, Limited (SKS). The consideration for the acquisition was cash of $4 million and UNIMAG stock valued at $3 million.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following information is set forth with respect to each person serving as a director and with respect to the executive officers of the Company:

o  Directors:

   Name                                  Age    Positions Held with the Company
   ----                                  ---    -------------------------------

   Ronald E. Scherer                     48     Chairman of the Board of
                                                Directors; President and
                                                Chief Executive Officer
   David B. Thompson                     58     Vice-Chairman, Treasurer
   Robert H. Monnaville                  53     President
   Eugene J. Alfonsi                     61     Vice-President
   George R. Klein                       56     Division President
   Thaddeus A. Majerek                   48     Vice-President, Customer
                                                Corporate Relations
   Richard Stoll, Sr.                    65     None
   Nancy Stoll Lyman                     38     None
   R.L. Richards                         49     None
   William D. Parker                     61     None

o  Executive Officer Not Named Above.

   Thomas L. Gerlacher                   55     Chief Financial Officer

         RONALD E. SCHERER, age 48, has been a member of the Board of Directors since 1989. Mr. Scherer was appointed President and Chief Executive Officer of the Company in August 1989, became Chairman of the Board of Directors in February 1992, and has acted in those capacities since his respective appointments. Mr. Scherer has also served as Chairman of the Board of Directors of Scherer Companies since 1982 and was appointed Senior Chairman of such Board of Directors in 1993. Other companies under Mr. Scherer's ownership, control or management have engaged in such businesses as real estate, manufacturing, pharmaceutical distribution, and data processing. Mr. Scherer is an executive officer and shareholder of the National Wholesale Drug Co., which filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Michigan in February 1993.

         DAVID B. THOMPSON, age 58, has been a member of the Board of Directors since 1988. He also was appointed Treasurer and Chief Financial Officer of the Company in August 1989, but ceased serving as Chief Financial Officer in December 1993. Additionally, Mr. Thompson, a Certified Public Accountant, was affiliated with Scherer Companies since 1973 when he was elected as a Director and appointed Treasurer and Chief Financial Officer. In 1993, Mr. Thompson became Chairman of the Board of Directors and Chief Executive Officer of

Scherer Companies. Currently, Mr. Thompson is an officer and/or a director of a number of companies owned, controlled or managed by Mr. Scherer. Mr. Thompson graduated in 1963 with a BS degree in Accounting from the University of Detroit. Mr. Thompson is an executive officer of the National Wholesale Drug Co., which filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Michigan in February 1993.

         ROBERT H. MONNAVILLE, JR., age 53, has been a member of the Board of Directors of the Company since March of 1995. Mr. Monnaville has served as President of the Company since September of 1997. Mr. Monnaville was President of Service News Company, d/b/a Yankee News Company, one of the Company's subsidiaries, from March of 1995. From May, 1993 to March, 1995, Mr. Monnaville served as the General Manager of Yankee News Company. From September, 1992 to May, 1993, Mr. Monnaville served as the General Manager of National Wholesale Drug Co., a wholesale pharmaceutical distributor, and, again, from 1990 to July, 1992, Mr. Monnaville served as General Manager of Yankee News Company. Altogether, Mr. Monnaville has served in several executive capacities with the Company since 1982. Mr. Monnaville is a graduate of John Carroll University and has a law degree from Cleveland State University. Prior to joining Yankee News Company, Mr. Monnaville engaged in the practice of law as a labor attorney for United Technologies in Connecticut. Additionally, Mr. Monnaville serves on the Board of Directors of Blue Cross/Blue Shield of Connecticut.

         EUGENE J. ALFONSI, age 61, has been a member of the Board of Directors since 1992. Mr. Alfonsi currently is a Vice-President of the Company. Mr. Alfonsi was the President of the Periodical Division of Scherer Companies from 1986 to September 1993. In September 1993, Mr. Alfonsi was appointed as the President and Chief Operating Officer of Scherer. Prior to joining Scherer Companies in 1986, he owned and managed several wholesale periodical distribution companies, a business in which he has been employed for most of his adult life. Mr. Alfonsi graduated in 1963 with a B. A. degree in Economics and Finance from Milliken University in Illinois.

         GEORGE R. KLEIN, age 56, has been a member of the Board of Directors since September of 1997. Mr. Klein has been President of the Cleveland, Ohio Division of the Company since September of 1996. Mr. Klein was formerly Vice Chairman of The George R. Klein News Co., Central News Co. and Newspaper Sales, Inc. In addition, for over ten years, Mr. Klein has served as President and Chairman of the Executive Committee for East Texas Distributing Co., a magazine wholesaler located in Houston, Texas. Mr. Klein also has ownership interests in other magazine wholesale companies and in other companies including companies that provide real estate and management services to Klein. Mr. Klein is a graduate of Colorado College in 1964 with a Bachelor of Science degree and has an MBA from the University of Denver in 1965.

         THADDEUS A. MAJEREK, age 48, has been a member of the Board of Directors since 1992. Since 1997, Mr. Majerek has been Vice-President of Customer Corporate Relations of the Company. From 1988 to February of 1998, Mr. Majerek served as the President and Chief Executive Officer of Michiana News Service, Inc. in Niles, Michigan. Mr. Majerek graduated in 1974 with a BS degree in Business and Physical Education from Eastern Michigan University, and in 1989 with an MBA degree from the University of Notre Dame. Mr. Majerek has been active in the magazine distribution business since 1971. He has managed magazine distribution companies in Utah, Indiana, and Michigan.

         RICHARD H. STOLL, SR., age 65, has been a member of the Board of Directors since September of 1997. Mr. Stoll Sr. was the Chairman of the Board of Directors and Chief Executive Officer of The Stoll Companies and was employed by The Stoll Companies from July of 1954 to July of 1997. Mr. Stoll Sr. is a graduate of Colgate University in 1954 with a degree in history. Mr. Stoll is the father of Nancy Stoll Lyman.

         NANCY STOLL LYMAN, age 38, has been a member of the Board of Directors since September of 1997. Ms. Lyman was a Director of The Stoll Companies. Ms. Lyman is the Founder and Managing Consultant for the Executive Development Group, a management and consulting firm formed in 1991. Previously Ms. Lyman was the Manager of Management Training and Development at Merrill Lynch and an Associate with Morgan Stanley in the Fixed Income Division. Ms. Lyman is a Certified Public Accountant who graduated from Saint Mary's College in Notre Dame, Indiana, with a Bachelor of Business Administration degree, and from Boston College with an MBA. Mrs. Lyman is the daughter of Richard H. Stoll, Sr.

         R.L. RICHARDS, age 49, has been a member of the Board of Directors since September of 1997. Since 1978, Mr. Richards has been a managing director of RDT Limited, or its affiliates, a private investment company owned by R. David Thomas, a principal shareholder of the Company. Mr. Richards is also a member of KDR Limited. Mr. Richards has been employed by affiliates of Mr. Thomas since 1978. Mr. Richards is a graduate of Wittenberg University with a degree in economics and political science, and has a law degree from The Ohio State University. Mr. Richards serves as a director of Acceptance Insurance Companies (NYSE), and of several non-public companies including Fifth Third Bank of Columbus, Inc. and Stanley Steemer International, Inc. Previously, Mr. Richards served as a director for Clinton Gas Systems, Inc. (OTC) and Orange Co.
(NYSE).

         WILLIAM D. PARKER, age 61, has been a member of the Board of Directors since September, 1997. Mr. Parker is retired from The Kroger Company. From September of 1993 through January of 1997, Mr. Parker served as President of the Kroger Columbus Marketing Area. Prior to being named president of the Columbus area, Mr. Parker served five years as president of the Kroger Dallas and Memphis marketing areas. Mr. Parker served in numerous other merchandising and general operations positions during his forty-year tenure with Kroger, beginning in 1956. Mr. Parker has also served on over thirty public and private boards during his years as president of the Columbus and Dallas areas, with a strong emphasis on community service. Additionally, Mr. Parker has served as chairman for several charitable events in recent years.

o        Other Executive Officer:

         THOMAS L. GERLACHER, age 55, has served as Chief Financial Officer of the Company since December 1993. Since July 1992, Mr. Gerlacher has also served in other financial executive capacities at the Company's wholly owned subsidiaries. From December 1991 to July 1992, Mr. Gerlacher was employed as Chief Financial Officer of Team Logos Corporation. From 1987 through 1992, Mr. Gerlacher, who is a Certified Public Accountant, was President of CFO Resource Network Company. From 1976 through 1987, Mr. Gerlacher was employed as Vice President of Budgeting and Planning of Chemlawn, Inc. Mr. Gerlacher graduated in 1964 with a BS degree in Accounting from the University of Notre Dame and in 1967 with an MBA degree from The Ohio State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, except as set forth below, the Company is not aware of any director, officer or beneficial owner of more than 10% of the Company's Common Stock who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 28, 1997. The following persons, who were elected to the Board of Directors on September 3, 1997, were required to file a Form 3 within ten days to report their initial share ownership as a director, but failed to do so: George R. Klein, Nancy Stoll Lyman, William D. Parker, Richard H. Stoll, Sr.


                                     Remainder of Page Intentionally Left Blank.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                           -------------------------------------------
                                          Annual Compensation                         Awards                Payouts
                              ----------------------------------------------------------------------------------------
       (a)           (b)             (c)            (d)          (e)          (f)             (g)           (h)          (i)
                                                                Other                     Securities
                                                                Annual     Restricted       Under-                    All Other
                                                               Compen-       Stock           lying         LTIP        Compen-
Name and           Fiscal          Salary          Bonus        sation      Award(s)       Options/       Payouts       sation
Position(s)         Year             ($)            ($)          ($)          ($)          SAR's(#)         ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
Ronald E. Scherer,  1997         $491,000           None        $235,000      None            None           None         None
Chairman of the     1996         $50,000            None        None          None            None           None         None
Board of            1995         None               None        None          None            None           None         None
Directors and
Chief Executive
Officer(1)

David B. Thompson,  1997         $224,000           None        $75,000       None            None           None         None
Vice Chairman and   1996         $37,000            None        None          None            None           None         None
Treasurer(1)        1995         None               None        None          None            None           None         None

Robert H.           1997         $164,000           None        None          None            None           None
Monnaville,         1996         $130,000           None        None          None            None           None         None
President (2)       1995         $52,000            None        None          None            None           None         $58,800


Eugene J. Alfonsi,  1997         $180,000           None        None          None            None           None         None
Senior Vice         1996         $32,500            None        None          None            None           None         None
President(1)        1995         None               None        None          None            None           None         None

George R. Klein,    1997         None               None        None          None            None           None         $527,000
Division            1996         None               None        None          None            None           None         None
President(3)        1995         None               None        None          None            None           None         None

(1) Mr. Scherer, Mr. Thompson and Mr. Alfonsi, although executive officers of the Company, were not employees of the Company prior to July of 1996. Mr. Scherer, Mr. Thompson and Mr. Alfonsi were employed by Scherer Companies, and their services were provided to the Company pursuant to a management agreement between Scherer Companies and the Company. The employment contracts for Mr. Scherer, Mr. Thompson and Mr. Alfonsi became effective in September of 1997 following the Annual Meeting of Shareholders.

(2) During 1994 and part of 1995, Mr. Monnaville provided services to the Company as an independent contractor, for which he received consulting fees. He became an employee of the Company in April of 1995.

(3) In accordance with the terms of the Klein Exchange Agreement, the Company agreed that, following the acquisition of Klein, it would enter into employment agreements with certain employees of Klein. In addition, George R. Klein, elected as director of the Company, is president of Klein Management Company. Effective September of 1997, the Company entered into a management agreement with Mr. Klein for a three-year term, pursuant to which Mr. Klein and Klein Management Company will provide services to the Company. Klein Management Company is to receive an annual fee of $159,000, plus the reimbursement of employee benefits. During fiscal 1997, Klein Management Company received a management fee of $527,000.

EMPLOYMENT AGREEMENTS

         Effective September of 1997, the Company has entered into three year employment agreements with Ronald E. Scherer, David B. Thompson, and Eugene J. Alfonsi, pursuant to which they are to receive annual salaries in the following respective amounts: $491,000, $224,000 and $195,000.

DEFERRED COMPENSATION AGREEMENT

         As part of the acquisition terms with Stoll, the Company has assumed a deferred compensation agreement with Richard Stoll, Sr., who has been elected to the Company's board of directors. Under the agreement, Stoll will pay Mr. Stoll the sum of $250,000 per year for a period of five years and $100,000 per year for a period of seven years thereafter.

COMPENSATION OF DIRECTORS

         The Company has a policy which provides that each outside director of the Company will receive the sum of $3,000 for each meeting of the Board of Directors attended by such director and $2,000 for each Committee Meeting attended by such director; the Company also plans to provide outside directors stock options in connection with such meetings, but has not issued any stock options to date. The Company does pay reasonable out-of-pocket expenses incurred in the attendance of meetings of the Board of Directors for all directors.


                                     Remainder of Page Intentionally Left Blank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         The following tables set forth, to the knowledge of management, the number of shares of Common Stock of the Company and the percentage of outstanding shares of Common Stock of the Company represented thereby, owned by each person or entity who is the beneficial owner of more than 5% of the shares of Common Stock of the Company outstanding as of March 28, 1998 and by each executive officer and director of the Company. The tables reflect the one-for-ten reverse stock split approved by the shareholders at the 1997 Annual Meeting of Shareholders and which took effect on October 7, 1997.

TABLE FOR FIVE PERCENT (5%) SHAREHOLDERS


                                          Number of Shares of                     Percentage of
 Name and Address                         Common Stock                            Common Stock
 of Beneficial Owner                      Beneficially Owned (1)                  Outstanding (2)
--------------------------------------------------------------------------------------------------
 Ronald E. Scherer                        1,814,501(3)(4)(5)                      24.48%
 Chairman of the Board
 of Directors, President
 and Chief Executive Officer
 5131 Post Road
 Dublin, OH 43017

 Linda (Hayner) Scherer Talbott           1,279,451(5)                            17.26%
 5131 Post Road
 Dublin, OH 43017

 Roger L. Scherer Trust                   1,245,450(5)                            16.81%
 F/B/O Ronald E. Scherer,
 Dated June 14, 1979
 5131 Post Road
 Dublin, OH 43017

 Roger L. Scherer Trust                  1,245,450(5)                             16.81%
 F/B/O Linda Hayner (Scherer) Talbott,
 Dated June 14, 1979
 5131 Post Road
 Dublin, OH 43017

 R. David Thomas                           520,990(2)                              7.03%
 One Bay Colony
 Ft. Lauderdale, FL 33308

 Richard H. Stoll, Sr.                     421,750(4)(7)(8)                        5.69%
 Director
 6477 Mill Ridge Road
 Maumee, Oh. 43537

George R. Klein                          1,169,502(4)                             15.78%
Director
1771 East 30th Street
Cleveland, Ohio 44114

Total                                    3,926,743                                52.98%

                        Table for Officers and Directors


                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned (1)                  Outstanding (2)
--------------------------------------------------------------------------------------------------
Ronald E. Scherer                         1,814,501(3)(4)(5)                      24.48%
Chairman of the Board
of Directors, President
and Chief Executive Officer
5131 Post Road
Dublin, OH 43017

David B. Thompson                            2,264(3)                               .03%
Director, Treasurer
5131 Post Road
Dublin, Ohio 43017

Eugene J. Alfonsi                            5,000                                  .07%
Director
5131 Post Road
Dublin, Ohio 43017

Thaddeus A. Majerek                        279,212(6)                              3.77%
Director
2232 S. 11th Street
Niles, MI 49120

Robert H. Monnaville, Jr.                   39,925                                  .54%
Director
62 Harper Avenue
Waterbury, CT 06705

Thomas L. Gerlacher                          1,900                                  .03%
Chief Financial Officer
5131 Post Road
Dublin, Ohio 43017

Nancy Stoll Lyman                          153,350(4)(5)(7)(8)                     2.07%
Director
203 N. Wabash, Suite 1504
Chicago, IL 60601

William D. Parker                                0                                    0
Director
5131 Post Road
Dublin, Ohio  43017

                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned (1)                  Outstanding (2)
--------------------------------------------------------------------------------------------------
Richard H. Stoll, Sr.                        421,750(4)(5)(7)(8)                     5.69%
Director
6477 Mill Ridge Road
Maumee, Ohio 43537

R.L. Richards                                188,907(2)                              2.55%
Director
5131 Post Road
Dublin, Ohio 43017

George R. Klein                            1,169,502(4)                             15.78%
Director
1771 E. 30th Street
Cleveland, Ohio 44114

All Directors and Executive Officers as    4,076,311                                55.00%
a Group
(6 persons before the Annual Meeting,
10 persons after the Annual Meeting)

(1) Unless otherwise specified, the beneficial owners of the shares of Common Stock have sole voting and investment power over such shares.

(2) The total number of shares of Common Stock of the Company outstanding on the date hereof is 7,411,314 shares. Except as noted below, none of the executive officers, directors or holders of 5% or more of the Company's issued and outstanding Common Stock hold any options or warrants to acquire Common Stock. R. David Thomas and R.L. Richards own an interest in KDR, which received warrants to purchase 187,657 shares of the Common Stock of the Company at $12.00 per share. Accordingly, these warrants are reflected as beneficially owned by Mr. Thomas and Mr. Richards.

(3) The table does not include 58,900 shares of Common Stock of the Company held of record by RAP Diversified, Inc. ("RAP"), the sole shareholder of which is David B. Thompson, Trustee for a trust of which the children of Ronald E. Scherer are the beneficiaries. Mr. Scherer and Mr. Thompson disclaim any beneficial ownership of such shares.

         The table includes 144,476 (1.95%) shares of Common Stock of the Company received by Northern in the Exchange Transactions and 52,488 (0.71%) shares of Common Stock of the Company received by Wholesalers in the Exchange Transactions. Mr. Scherer has voting power over the shares of Common Stock of the Company held by these companies by virtue of his position as Chief Executive Officer of these Companies.

(4) All of such shares of Common Stock of the Company are subject to a shareholders' voting agreement dated as of October 9, 1996, among Ronald E. Scherer, certain of the Scherer Affiliates, the Stoll Shareholders, the Michiana Shareholders and the Klein Shareholder, pursuant to which they have agreed to act together in the election of directors of the Company until such time as all principal and interest on the Debentures have been paid in full. The parties to the agreement have agreed to vote for the election to the Board of Directors of two Scherer representatives, two Stoll representatives, one Michiana representative and two Klein representatives.

(5) 49.5% of the stock of OPD is owned by a trust established for the benefit of Ronald E. Scherer and his family, and 49.5% of the stock of OPD is owned by a trust established for the benefit of Linda Scherer Talbott, the sister of Ronald E. Scherer, and her family. The table reflects that both Ronald E. Scherer and Linda (Hayner) Scherer Talbott beneficially own these shares because each of them shares voting power over the shares held in such trust.

(6) Includes 279,212 (3.77%) shares of Common Stock of the Company owned by a trust over which Thaddeus A. Majerek shares voting power as one of the co-trustees. Does not include 290,609 (3.92%) shares of Common Stock of the Company owned by another family trust, over which Mr. Majerek disclaims any beneficial ownership.

(7) Does not include 1,955,418 (26.38%) shares of Common Stock of the Company held by other members of the Stoll family, over which Nancy Stoll Lyman disclaims any beneficial ownership.

(8) Does not include 1,687,018 (22.76%) shares of Common Stock of the Company held by other members of the Stoll family, over which Richard
         H. Stoll, Sr. disclaims any beneficial ownership.


                                     Remainder of Page Intentionally Left Blank.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note 11 of the United Magazine Company consolidated financial statements as of September 27, 1997, included in Item 8 of this report.

CONFLICTS OF INTEREST AND  RELATED PARTY TRANSACTIONS

         There are various conflicts of interest and related party transactions in connection with the acquisitions and from other contractual arrangements.

CONSULTING AGREEMENT WITH FORMER DIRECTOR

         On June 27, 1994, the Company and Yankee entered into a consulting agreement with Charles Pastorino, a former officer of Yankee and former director of the Company. The consulting agreement is for a term of eight years expiring in 2002. During the first two years, the consultant was paid $4,000 per month. During years three through five, the consultant is to be paid $5,000 per month. During years six through eight, the consultant is to be paid $8,500 per year. The aggregate amount paid during 1997 was $60,000.

YANKEE AGREEMENTS WITH MDI, L.P.

         On May 24, 1993, the Company's wholly owned subsidiary, Yankee, re-acquired the net operating assets of Yankee from MDI, L.P., a limited partnership in which Yankee and Magazine Distributors, Inc. ("MDI") were partners. MDI held more than 5% of the outstanding shares of Common Stock of the Company. As part of this acquisition, the Company, Yankee, OPD and Northern entered into non-competition agreements with MDI and with Robert B. Cohen, James
S. Cohen, and Michael Cohen, the majority shareholders of MDI, pursuant to which MDI and the Cohens agreed not to compete for a period of ten years within a specified Yankee distribution area. During the first five years of the agreements, MDI and the Cohens were to receive compensation equal to an aggregate of 2% of Yankee's agency net sales, payable 1% in cash and 1% in Common Stock of the Company valued at $1.00 per share for this purpose. During the last five years of the agreements, MDI and the Cohens were to receive compensation equal to 1% of Yankee's agency net sales, payable in cash. The compensation was $767,000 in 1997 and $538,000 in 1996 (one-half paid in cash and one-half paid in shares).

         As part of the sale to MDI and Hudson News of the operating assets of Yankee, all of the prior non-competition and consulting agreements were terminated, effective January 12, 1998. See Note 13 of the United Magazine Company Consolidated Financial Statements as of September 27, 1997 included in
Item 8 of this report.

EMPLOYMENT AGREEMENTS

         In connection with the acquisition transactions, effective September of 1997, the Company entered into employment agreements with three officers and directors, Ronald E. Scherer, David B. Thompson and Eugene J. Alfonsi, for a term of three years each. Each of these individuals previously had served the Company as an officer and director without compensation for the four years preceding the employment contracts. See Item 10, "Executive Compensation."

         The Stock Exchange Agreement with Scherer Companies required, as a condition to closing, that the Company enter into employment agreements with four individuals, one of who is Ronald E. Scherer, Jr., the son of Ronald E. Scherer. The employment agreement is for a term of three years, is effective September of 1997 and provides for an annual salary of $60,000.

         The Stock Exchange Agreement with Stoll required, as a condition to closing, that the Company enter into employment agreements with three individuals, one of whom was Richard Stoll, Jr., who is a significant shareholder of the Company and who is the son of Richard Stoll, Sr. and the brother of Nancy Stoll Lyman, both of whom have been elected to the board of directors. Mr. Stoll's employment agreement is for a term of three years, is effective September of 1997 and provides for an annual salary of $160,000, along with potential bonuses upon the achievement of certain objectives.

         The Stock Exchange Agreement with Michiana required, as a condition to closing, that the Company enter into employment agreements with three individuals. In accordance with the terms of the Michiana Exchange Agreement, the Company agreed that, following the acquisition of Michiana, it would enter into employment agreements, effective September of 1997, with certain employees of Michiana, one of whom is Thaddeus A. Majerek, a director of the Company, another of whom is David W. Majerek, the brother of Thaddeus A. Majerek, and another of whom is Michael Gilbert, the brother-in-law of Thaddeus A. Majerek. The employment agreements are for three-year terms; Thaddeus A. Majerek is to receive an annual salary of $160,000, David W. Majerek is to receive an annual salary of $60,000, and Michael Gilbert is to receive an annual salary of $100,000.

         Klein is managed by Klein Management Company, which is an independent company owned by director George R. Klein, and which was not acquired by the Company. For the fiscal year ended December 31, 1995, Klein paid $990,000 for management services. For the 1996 period through August 23, 1996, Klein paid approximately $650,000 for management services. For the 1997 period through September of 1997, Klein paid approximately $527,000 for management services. Effective September of 1997, the Company entered into a new management agreement with the Klein Management Company pursuant to which Klein Management Company will provide the services of George R. Klein to the Company for a term of three years in exchange for an annual management fee of $159,000, plus the reimbursement of employee benefits.

COMMON OWNERSHIP AND MANAGEMENT

         The acquisitions of the Scherer Affiliates involved transactions between related parties, because substantially the same management operated the Scherer Affiliates and the Company, and because Ronald E. Scherer, the principal shareholder of the Company, was also, either directly or through family trusts, the principal shareholder of each of the Scherer Affiliates. The Company took a number of steps to help assure itself that the acquisitions involving the Scherer Affiliates were on an arm's length basis and no more favorable to the Scherer Affiliates than were the transactions with independent unrelated parties: (1) the acquisition agreements were on substantially the same terms as the acquisition agreements with Stoll, Michiana, and Klein, independent parties;
(2) the Company used a standard in establishing the purchase price which was used in connection with other acquisitions in the periodical industry of which the Company is aware and which was also used in connection with the Stoll, Michiana and Klein acquisitions (except that Wholesaler's and Scherer Companies' price was based upon fair market value); (3) the acquisition agreements provided for an independent audit of the financial statements of the acquired companies by the Company's independent auditors and adjustments of the purchase prices based upon the results of the audits; (4) the acquisitions involving the Scherer Affiliates were reviewed and approved by an independent committee appointed by the Board of Directors, consisting of Thaddeus A. Majerek, a board member not then employed by the Company; and (5) the Company received a fairness opinion from the Corporate Finance Department of the First National Bank of Boston that stated, from a financial point of view, the consideration to be paid by the Company for Michiana, Stoll, Klein, OPD, Northern, MacGregor and Scherer Companies, was fair to the shareholders of the Company. Additionally, Mr. Scherer abstained from all voting of the Board of Directors with respect to the acquisitions of the Scherer Affiliates.

BENEFICIAL OWNERSHIP OF MICHIANA STOCK

         Thaddeus A. Majerek, a director of the Company, is an officer, director and a beneficiary of a trust, which owned stock of Michiana. Accordingly, he was not disinterested with respect to the Michiana acquisition. Although Mr. Majerek engaged in negotiations with the Company with respect to its acquisition of Michiana, he did not participate in the deliberations of the Board of Directors of the Company with respect to the acquisition and abstained in all voting by the Board of Directors of the Company related thereto. Mr. Majerek was appointed to act as the member of an independent committee of the Board of Directors of the Company to consider the exchange agreements with the Scherer Affiliates. He was selected to serve in this capacity because, at the time, he was an outside director not employed by the Company or any of its subsidiaries.

ESCROW CLOSING

         On February 9, 1998, when the closing escrow terminated, the Company completed the acquisition of the stock of Michiana. See Item 1. In such acquisition, Thaddeus A. Majerek, a director of the Company, received 54,133 shares of Common Stock, $332,500 principal amount of 8% Senior Debentures of the Company due 2002, and $221,754 principal amount of 10% Subordinated Debentures of the Company due 2004 in exchange for his shares of common stock of Michiana exchanged in such transaction.

         On February 9, 1998, when the closing escrow terminated, the Company completed the acquisition of the stock of Stoll. See Item 1. In such acquisition, Nancy Stoll Lyman, a director of the Company, received 153,350 shares of Common Stock, $1,226,696 principal amount of 8% Senior Debentures of the Company due 2002, and $662,135 principal amount of 10% Subordinated Debentures of the Company due 2004 in exchange for her shares of stock of Stoll exchanged in such transaction. Additionally in such acquisition, Richard H. Stoll, Sr., a director and more than 5% shareholder of the Company, received 421,750 shares of Common Stock, $3,360,000 principal amount of 8% Senior Debentures of the Company due 2002, and $1,821,053 principal amount of 10% Subordinated Debentures of the Company due 2004 in exchange for his shares of common stock of Stoll exchanged in such transaction.

         On February 9, 1998, when the closing escrow terminated, the Company completed the merger of OPD into the Company, the acquisition of certain assets of Northern, the acquisition of the stock of Scherer Companies and the acquisition of certain assets of Wholesalers. See Item 1. In such transactions, Ronald E. Scherer, Chairman of the Board and Chief Executive Officer of the Company and more than 5% shareholder of the Company, received 23,451 shares of Common Stock, $30,994 principal amount of 8% Senior Debentures of the Company due 2002, and $277,886 principal amount of 10% Subordinated Debentures of the Company due 2004 in exchange for his shares of common stock of Scherer Companies. Mr. Scherer also indirectly controls, through his ownership interest in Northern and Wholesalers, 196,964 shares of Common Stock, $1,730,183 principal amount of 8% Senior Debentures of the Company due 2002, and $779,085 principal amount of 10% Subordinated Debentures of the Company due 2004, which Northern and Wholesalers received, in the aggregate, in exchange for assets. Additionally, two Scherer family trusts beneficially owned by Ronald E. Scherer and Linda (Hayner) Scherer Talbott, who are also beneficiaries, received 1,048,486 shares of Common Stock, $7,330,758 principal amount of 8% Senior Debentures of the Company due 2002, and $75,272 principal amount of 10% Subordinated Debentures of the Company due 2004 in the merger of OPD into the Company.

         On February 9, 1998, when the closing escrow terminated, the Company completed the acquisition of the stock of the Klein Companies. See Item 1. In such acquisitions, George R. Klein, a director and more than 5% shareholder of the Company received 1,169,502 shares of Common Stock, $10,180,001 principal amount of 8% Senior Debentures of the Company due 2002, and $5,498,282 principal amount of the 10% Subordinated Debentures of the Company due 2004 in exchange for his shares of common stock of the Klein Companies exchanged in such transaction.

LEASE OF NORTHERN OFFICE AND WAREHOUSE FACILITIES

         Upon completion of the acquisition from Northern of the assets related to its wholesale periodical distribution business, the Company entered into a real estate lease with Northern, pursuant to which the Company leased, for a three-year term, the approximately 17,000 square foot warehouse and distribution facility located in Petoskey, Michigan. The lease is a triple net lease, with the Company paying the cost of all taxes, insurance, utilities and other expenses, and the annual rental amount is $3.00 per square foot. Because the stock of Northern is owned by a trust of which Ronald E. Scherer is a primary beneficiary, he could benefit from the lease arrangement. Management believes that the terms of this lease are no less favorable to it than it could obtain from an independent party in an arms-length transaction.

LEASE OF CORPORATE OFFICE FACILITIES

         Scherer Companies leased approximately 17,400 square feet of office space for its principal executive offices at 5131 Post Road, Dublin, Ohio, from NRS Equities, Inc., an entity controlled by Ronald E. Scherer. The lease is for a term of 10 years, commencing November 1, 1995. The current rental rate is $14.50 per square foot. Pursuant to its management agreement with the Company, Scherer Companies subleased office and conference facilities in this building to the Company. The Company has assumed this lease.

AMOUNT OWED BY OPD TO PRINCIPAL SHAREHOLDER

         OPD owed $5,000,000, plus accrued interest, to KDR Limited, an Ohio limited liability company ("KDR"), whose owners include R. David Thomas, a principal shareholder of the Company, and R.L. Richards, a director. This debt was evidenced by a promissory note dated July 31, 1992, from OPD to RDT Corp., and subsequently assigned to KDR, in the principal amount of $5,000,000 with interest at the rate of 11.75% per annum (the "Note"). The Note was due on demand. The Note was secured by a pledge from OPD of 5,000,000 shares of Common Stock of the Company owned by OPD.

         KDR exchanged the Note for a new note from UNIMAG. The new note became a $4,500,000 Subordinated Debenture. In consideration for KDR's agreement to the new note, the Company paid KDR accrued interest, made a $500,000 partial payment of the principal of the note, and issued to KDR warrants to purchase an additional 187,657 shares of Common Stock of the Company at $12.00 per share.

          Additionally, the Company nominated R.L. Richards for election to the Company's board of directors. Mr. Thomas purchased from the Company an additional $500,000 of Common Stock of the Company at a purchase price of $15.00 per share.

DEFERRED COMPENSATION AGREEMENT

         Stoll had entered into a deferred compensation agreement with Richard Stoll, Sr., who was elected to the Company's board of directors. Under the agreement, Stoll will pay Mr. Stoll the sum of $250,000 per year for a period of five years and $100,000 per year for a period of seven years thereafter. The Company has assumed this agreement.

STOLL LEASE AGREEMENTS

          Stoll leased a 78,000 square foot facility located in Indianapolis, Indiana from Richard Stoll, Sr., a director of the Company, for a monthly rental of $25,000. This lease was on a month-to-month tenancy. As part of the Stoll Exchange Agreement, the Company agreed to lease this facility from Richard Stoll, Sr. for a period of 36 months for a monthly rental of $12,000.

          A trust, which has been established for the benefit of the Stoll family, owns several parcels of real property that are leased to Stoll. The terms of the only significant lease are as follows: The Jackson, Michigan facility contains 84,000 square feet and is leased for $300,000 per year. The lease has approximately five years remaining.

TRANSACTIONS WITH HALL OF CARDS AND BOOKS, INC.

          Some of the principal shareholders of Michiana, including Thaddeus A. Majerek, a director of the Company, were also shareholders of Hall of Cards and Books, Inc. ("HOCAB"), which operates approximately 27 retail stores, including Hallmark stores, paperback stores and newsstands. HOCAB is a principal customer of Michiana for books and magazines. In connection with the closing of the Michiana transaction, The Company and HOCAB entered into a five year exclusive supply agreement pursuant to which The Company is to be the exclusive supplier of magazines, books and other related periodical items to HOCAB, at special prices negotiated in the agreement. These discounts are below the prices charged other retailers, and HOCAB is expected to benefit by an aggregate of approximately $165,000 per year from the extra discount received by it. HOCAB is also indebted to the Company in the amount of $2,012,618 at September 27, 1997. The Note bears interest at a rate of 9%. The principal is to be repaid as UNIMAG makes principal payment on the Debentures owned by the Majerek family members. Due to the current bank loan agreement terms it is not anticipated that principal payments on these debentures will begin until the year 2000. The note is secured by a pledge of all of the stock of HOCAB and by a pledge of 2,392,926 shares of the Common Stock of the Company received in the Michiana Transaction. In addition, Michiana was guaranteeing payment of all indebtedness of a line of credit to HOCAB by 1st Source Bank. 1st Source Bank agreed to terminate this guaranty upon the consummation of the Company's acquisition of Michiana and the repayment of loan amounts totaling approximately $1,150,000 at September 27, 1997 to 1st Source Bank. This repayment occurred in February of 1998.

LOANS FROM MAJEREKS

         Thaddeus A. Majerek, who is a director of the Company, and his parents, Thaddeus S. Majerek and A. Marie Majerek, had loaned various amounts to Michiana. These loans were assumed by the Company as part of the Michiana transaction. The loans have been transferred to HOCAB as an offset to other debt balances.

LEASE OF MICHIANA WAREHOUSE FACILITY

         Michiana entered into a lease agreement with a trust established for A. Marie Majerek, the spouse of Thaddeus S. Majerek, to lease a warehouse building containing approximately 46,800 square feet of space located in Niles, Michigan. The lease is for a term of three years, and the rent is $12,000 per month. The Company has assumed this lease as part of the Michiana transaction.

PURCHASE OF MICHIANA REAL PROPERTY

         Michiana leased a 14,200 square foot distribution facility in Fort Wayne, Indiana from a trust established for A. Marie Majerek. The Company entered into a real estate purchase contract with the trust to purchase this property at a price to be established by an independent appraisal firm acceptable to both the seller and the Company.

GUARANTY OF KLEIN  DEBT

         The George R. Klein News Company had guaranteed $147,000 of certain debt incurred by Northwest News Company ("Northwest") in connection with Northwest's acquisition of several wholesale periodical distributors. George R. Klein, who was elected a director of the Company, is a 50% owner of Northwest and benefits from the transaction; however, Mr. Klein will reimburse the Company if the guarantee results in a claim against the Company.

LEASES OF FACILITIES

          There are a number of facilities that are leased by Klein from George
R. Klein, a director and principal shareholder of the Company, or persons or entities affiliated with him. The George R. Klein News Co. leases a 98,000 square foot warehouse and distribution facility located on 30th Street in Cleveland, Ohio. Central News Company leased a 38,000 square foot warehouse and distribution facility in Akron, Ohio. Newspaper Sales, Inc. leases a 10,000 square foot facility located on Paynes Avenue in Cleveland, Ohio.

          All leases expired on December 31, 1996. The Company entered into a new three-year lease with Newspaper Sales, Inc., and a month-to-month lease with a six-month termination clause with The George R. Klein News Co. The new lease rates are at a market value, which the Company considers reasonable.


                                     Remainder of Page Intentionally Left Blank.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1 Articles of Incorporation of the Registrant (incorporated by reference from 1989 Form 10-K, Exhibit I). Amended and Restated (incorporated by reference from the 1997 proxy for the Annual Meeting of Shareholders).

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

10.6 Asset Transfer and Exchange Agreement, subsequently modified to a Stock Transfer and Exchange Agreement, and subsequently amended to a merger agreement, between United Magazine Company and Ohio Periodical Distributors, Inc., effective August 1, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See
       Exhibit 2 (d) therein).

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


                                     Remainder of Page Intentionally Left Blank.

21.0     Subsidiaries of the Registrant

-------------------------------------------------------------------------------------------------------------------------
           Name of Subsidiary                        Jurisdiction of                          Name in which
               (Current)                      Incorporation or Organization               Business is Conducted
-------------------------------------------------------------------------------------------------------------------------
Service News Company              *                    Connecticut                Yankee News Company
-------------------------------------------------------------------------------------------------------------------------
Imperial News Co., Inc.                                  Delaware                 Imperial News
-------------------------------------------------------------------------------------------------------------------------
Team Logos Sportstuff, Inc.                                Ohio                   Team Logos and Sportstuff
-------------------------------------------------------------------------------------------------------------------------
Sportstuff Marketing, Inc.        *                        Ohio                   Sportstuff Marketing
-------------------------------------------------------------------------------------------------------------------------
UNIMAG I, Inc.                    *                      Delaware                                  N/A
-------------------------------------------------------------------------------------------------------------------------
Service News Company
(Acquired January 12, 1996)       *                   North Carolina              Service News and Wilmington
-------------------------------------------------------------------------------------------------------------------------
Triangle News Company
(Acquired January 23, 1996)       *                    Pennsylvania               Triangle and Pittsburgh
-------------------------------------------------------------------------------------------------------------------------
           Name of Subsidiary                        Jurisdiction of                          Name in which
       (Acquisition Transaction)              Incorporation or Organization               Business is Conducted
-------------------------------------------------------------------------------------------------------------------------
Michiana News Service, Inc.                              Michigan                 Michiana
-------------------------------------------------------------------------------------------------------------------------
MacGregor News Service, Inc.                             Michigan                 MacGregor
-------------------------------------------------------------------------------------------------------------------------
The Stoll Companies                                        Ohio                   Stoll
-------------------------------------------------------------------------------------------------------------------------
Ohio Periodical Distributors, Inc. (merged)                Ohio                   OPD
-------------------------------------------------------------------------------------------------------------------------
Scherer Companies                                        Delaware                 Scherer Companies
-------------------------------------------------------------------------------------------------------------------------
Read-Mor Book Store, Inc.                                  Ohio                   Read-Mor
-------------------------------------------------------------------------------------------------------------------------
The Geo. R. Klein News Co.                                 Ohio                   Klein
-------------------------------------------------------------------------------------------------------------------------
Central News Co.                                           Ohio                   Klein
-------------------------------------------------------------------------------------------------------------------------
Newspaper Sales, Inc.                                      Ohio                   Klein
-------------------------------------------------------------------------------------------------------------------------
* Merged into the Company on March 6, 1998

  On March 2, 1998 the Company acquired the stock of Central Wholesale, Inc. and Penn News Company, Inc.
  Both of these were merged into the Company on March 6, 1998

27.0     Financial Data Schedules - EDGAR Filing.

REPORTS ON FORM 8-K

         The following reports on Form 8-K, reporting on the items listed below, were filed during the fourth fiscal quarter of 1997 through May 1, 1998:

       Change in control of Registrant and acquisition of assets relative to the Company acquiring the stock of Stoll, Michiana, Scherer Companies, The Klein Companies and Read-Mor; the assets of Northern and Wholesalers; and the merger with OPD in exchange for shares of Common Stock of the Company, effective February 9, 1998 and filed February 26, 1998.

FILING STATUS

         Effective October 2, 1994, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995. This Form 10-KSB for the fiscal year end September 27, 1997 is the final filing as an SB filing. The Company's Form 10-Q for the first fiscal quarter of 1998 will be filed under regular status.

         The Company currently is delinquent in its filing of this Form 10-KSB for September 27, 1997 and its Form 10-Q for the quarter ended January 4, 1998. The delinquency was caused by delays in completing the final audits for the acquisitions approved by shareholders at the Annual Meeting held in September of 1997.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                              UNITED MAGAZINE COMPANY

Date ______________________                   By _______________________________
                                                 Ronald E. Scherer, President

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

             Signature                                        Title                           Date
             ---------                                        -----                           ----


_________________________________                     Director, Chairman and               May 19, 1998
Ronald E. Scherer                                     Chief Executive Officer


_________________________________                         Director, Vice                   May 19, 1998
David B. Thompson                                     Chairman and Treasurer


_________________________________                     Director and President               May 19, 1998
Robert H. Monnaville


_________________________________                          Director and                    May 19, 1998
Eugene J. Alfonsi                                         Vice President


_________________________________                  Director and Vice President,            May 19, 1998
Thaddeus A. Majerek                                Customer Corporate Relations


_________________________________                            Director                      May 19, 1998
R.L. Richards