Form 10-Q
period 1998-01-03
UNITED MAGAZINE CO
filed 1998-05-19
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                                     OF THE

                         SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                  For the First Quarter Ended January 03, 1998
                         Commission File Number: 0-2675

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

                 Yes:                         No:    X
                      -------                     -------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         The Registrant's number of common shares, without par value, outstanding as of March 28, 1998 was 7,411,314.

         Traditional Small Business Disclosure Format (check one):

                 Yes:                         No:    X
                      -------                     -------

                             UNITED MAGAZINE COMPANY
                             -----------------------

                                    FORM 10-Q
                                    ---------

                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------


                                      INDEX
                                      -----

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
                    January 03, 1998 and September 27, 1997                    1-2

           Condensed Consolidated Statements of Operations (Unaudited)
                    For the Three Months Ended January 03, 1998
                    and December 28, 1996                                       3

           Condensed Consolidated Statements of Cash Flow (Unaudited)
                    For the Three Months Ended January 03, 1998
                    and December 28, 1996                                       4

           Notes to Condensed Consolidated Financial Statements                5-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9-15

PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

Item 1.    Legal Proceedings                                                   16

Item 2.    Change in Securities                                                16

Item 3.    Default Upon Senior Securities                                      16

Item 4.    Submission of Matters to a Vote of Security Holders                 16

Item 5.    Other Information                                                   16

Item 6.    Exhibits and Reports on Form 8-K                                    16

Signatures                                                                     16

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  AS OF JANUARY 03, 1998 AND SEPTEMBER 27, 1997
                  ---------------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)


                                                     January 03,  September 27,
                              ASSETS                    1998          1997
                              ------                 -----------  -------------
                                                     (Unaudited)    (Audited)
CURRENT ASSETS:
   Cash                                               $  3,042      $  2,085
   Trade accounts receivable, net of allowance
   for doubtful accounts:
    -related party                                       2,313         1,579
    -other                                              42,596        43,269
   Inventories                                          37,023        40,534
   Notes receivable from related parties                   431           431
   Advances to related parties                          10,113         9,243
   Prepaids and other                                    1,192           746
                                                      --------      --------
              Total current assets                      96,710        97,887
                                                      --------      --------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                    291           291
   Building and improvements                             2,143         2,143
   Furniture and equipment                               6,291         6,167
   Vehicles                                              3,959         3,932
   Leasehold improvements                                1,183           977
                                                      --------      --------
                                                        13,867        13,510
   Less - accumulated depreciation and amortization     (4,130)       (3,621)
                                                      --------      --------

              Total property and equipment, net          9,737         9,889
                                                      --------      --------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of
   accumulated amortization                            151,622       152,601
   Notes receivable from related parties                 2,228         2,228
   Prepaid signing bonuses                               2,543         3,626
   Other assets, net                                     5,326         5,372
                                                      --------      --------
              Total other assets                       161,719       163,827
                                                      --------      --------

              Total assets                            $268,166      $271,603
                                                      ========      ========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  AS OF JANUARY 03, 1998 AND SEPTEMBER 27, 1997
                  ---------------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)

                                                            January 03,  September 27,
               LIABILITIES AND SHAREHOLDERS' EQUITY            1998           1997
               ------------------------------------         -----------  -------------
                                                            (Unaudited)    (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                       $  1,842      $  1,842
   Accounts payable                                           109,995       113,370
   Accrued expenses                                            14,242        13,650
   Accrued interest on debentures                               7,364         6,091
   Income taxes payable                                           827           827
   Reserve for gross profit on sales returns                    9,031         8,351
                                                             --------      --------
              Total current liabilities                       143,301       144,131

LONG-TERM DEBT OBLIGATIONS                                     22,069        22,390

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                    39,920        39,920
   - Subordinated                                              18,560        18,560

DEFERRED COMPENSATION PLAN                                      1,035         1,077

ACCRUED PENSION OBLIGATION                                      1,623         1,623

POST-RETIREMENT OBLIGATION                                      1,604         1,604

DEALER ADVANCE PAYMENTS AND OTHER                                 108           144
                                                             --------      --------
              Total liabilities                               228,220       229,449
                                                             --------      --------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
476,543 shares                                                  4,992         4,833
                                                             --------      --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares
     authorized, 4,277,909 issued and 2,670,437
     outstanding (including shares subject to Put
     Agreements) and paid in capital                           43,698        43,698
   Obligation to issue shares (4,349,476)                      65,242        65,242
   Treasury stock, at cost                                       (101)         (101)
   Minimum pension liability adjustment                           (58)          (58)
   Retained deficit                                           (73,827)      (71,460)
                                                             --------      --------
              Total shareholders' equity                       34,954        37,321
                                                             --------      --------

              Total liabilities and shareholders' equity     $268,166      $271,603
                                                             ========      ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                     JANUARY 03, 1998 AND DECEMBER 28, 1996
                     --------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)


                                                    3 Months     3 Months Ended
                                                     Ended         December 28,
                                                   January 03,        1996
                                                      1998
                                                   -----------   --------------
                                                   (Unaudited)     (Unaudited)

NET SALES                                          $   77,311      $   74,429

COST OF SALES                                         (59,048)        (57,966)
                                                   ----------      ----------

              Gross profit                             18,263          16,463

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          (16,729)        (17,376)

DEPRECIATION AND AMORTIZATION                          (2,082)         (2,102)
                                                   ----------      ----------

LOSS FROM OPERATIONS                                     (548)         (3,015)
                                                   ----------      ----------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                               (1,819)         (1,793)
   Other, net                                               0             (66)
                                                   ----------      ----------

              Total other income (expenses), net       (1,819)         (1,859)
                                                   ----------      ----------

INCOME (LOSS) BEFORE TAXES                             (2,367)         (4,874)

INCOME TAXES                                             --              --
                                                   ----------      ----------

NET INCOME (LOSS)                                  $   (2,367)     $   (4,874)
                                                   ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                 7,075,638       7,054,495
                                                   ==========      ==========

EARNINGS (LOSS) PER SHARE                          $     (.33)     $     (.69)
                                                   ==========      ==========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                     JANUARY 03, 1998 AND DECEMBER 28, 1996
                     --------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)

                                                                        3 Months       3 Months
                                                                         Ended           Ended
                                                                       January 03,    December 28,
                                                                          1998            1996
                                                                       -----------    ------------
                                                                       (Unaudited)     (Unaudited)
NET CASH (USED IN) OPERATING ACTIVITIES                                  $2,183         $ 1,005

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (357)           (380)
   Additions of long-term assets                                           (548)           (514)
   Sale of airplane held for resale                                           0           1,240
                                                                         ------         -------
              Net cash provided by (used in) investing activities          (905)            346
                                                                         ------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations                                             (321)         (2,726)
                                                                         ------         -------
              Net cash provided by (used in) financing activities          (321)         (2,726)
                                                                         ------         -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                                 957          (1,375)

CASH, beginning of year                                                   2,085           2,547
                                                                         ------         -------

CASH, end of year                                                        $3,042         $ 1,172
                                                                         ======         =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                              $  387         $   487
   Cash paid during the period for taxes                                      0              12


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1998:  None

1997:  None

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------
                                   (UNAUDITED)
                                   -----------


1.       GENERAL
         -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of January 03, 1998 and September 27, 1997, and the results of its operations and cash flows for the three months ended January 03, 1998 and December 28, 1996. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2.       THE BUSINESS
         ------------

United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates some retail bookstores.

The operations for the quarters ended January 03, 1998 and December 28, 1996 were conducted through its consolidated subsidiaries and also include the impact of five business combinations, which the Company operated beginning in the fourth quarter of 1996, and which are more fully discussed below. The following were the consolidated subsidiaries: Service News Company (of Waterbury, Connecticut), a Connecticut corporation, doing business as Yankee News Company ("Yankee"); Service News Company (of Wilmington, North Carolina), a North Carolina corporation ("Wilmington"); and Triangle News Company, Inc., a Pennsylvania corporation ("Triangle").

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

Shareholders who were entitled to vote more than 50% of the stock of the Company had agreed to vote their shares in favor of the transactions. Since approval of the transactions was assured and UNIMAG had effective control over the operations of the companies, the Acquisition Parties were included in the consolidated financial statements of UNIMAG.

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

3.       PROVISION FOR INCOME TAXES
         --------------------------

The provision (benefit) for income taxes for the quarters ended January 03, 1998 and December 28, 1996 is as follows:

                                         1998           1997
                                         ----           ----

           Current                       $  0           $  0
           Deferred                         0              0
                                         ----           ----

                    Total                $  0           $  0
                                         ====           ====

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

As of January 03, 1998, UNIMAG has approximately $65 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership, as defined under Section 382 of the Internal Revenue Code. The estimated annual limit is approximately $2 million per year, which could cause up to $35 million of the $65 million NOL to be lost. The NOL carryforwards will expire in the years 2003 through 2012.

At January 03, 1998, UNIMAG had income taxes payable of approximately $827,000. This relates primarily to Michiana's tax assessment and interest of approximately $1,371,000 due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG, net of certain refund claims. This obligation was paid in full with the proceeds from the refinancing in February of 1998.

4.       SUBSEQUENT EVENTS
         -----------------

Sale of Certain Operating Assets and Liabilities of Yankee. In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee to a third party for approximately $8.3 million. Consideration was in the form of cash ($3.1 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). The final selling price will be determined based partially upon the closing balance sheet of Yankee as of the transaction date. The Company anticipates that a gain of approximately $7,800,000 will be recognized on the sale. The total net sales of Yankee included in the consolidated financial statements for the quarter ended January 03, 1998 was approximately $8.2 million.

Financing Arrangement. On February 6, 1998, the Company entered into a Credit Agreement with a group of banks that provided a Revolving Credit Commitment of $30,000,000, a Term Loan of $5,000,000 and a Capital Expenditure Loan of $3,000,000. The amount available to the Company under the Revolving Credit Commitment is based on certain amounts of eligible accounts receivable and eligible inventories. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans have variable interest rates to be designated by the Company based on the prime rate +.5% or LIBOR +2.5%. The Capital Expenditure Loan and Revolving Credit Commitments mature in February 2003, and the Term Loan matures in February 2001.

Quarterly principal payments of $416,667 on the term loan began in April 1998. The outstanding amount of the Capital Expenditure Loan as of February 2000 is required to be converted to a term loan that will have consecutive equal monthly principal and interest payments beginning at the time of conversion through the maturity of the Capital Expenditure Loan. The agreement is collateralized by substantially all of the Company's assets. The agreement contains financial and non-financial covenants, including, among other restrictions, limitations on capital expenditures, minimum income before interest, taxes, depreciation and amortization, a minimum cash flow ratio, minimum net worth and a maximum debt to income before interest, taxes, depreciation and amortization ratio.

The Company was required to meet certain financial and non-financial covenants beginning in the fiscal quarter ending March 1998. Based on information available, management believes it is in compliance or has obtained the necessary waivers for any non-compliance.

Acquisition of SKS. In February 1998, the Company acquired certain assets and liabilities of SKS. The consideration for the acquisition was cash of $4 million and UNIMAG stock valued at $3 million.


                                     Remainder of Page Intentionally Left Blank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
   Results of Operations of UNIMAG for the three months ended January 03, 1998 and December 28, 1996
--------------------------------------------------------------------------------


1.       REVIEW OF OPERATIONS
         --------------------

The results of operations for the quarter ended January 03, 1998 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future.

The following table provides comparative financial information for the first fiscal quarters of 1998 and 1997.

                                         January 03, 1998    December 28, 1996
                                         ----------------    -----------------

 Results of Operations ($000):
    Revenue                                   $77,311             $74,429
    Gross Margin                               18,263              16,463
    Selling, General and Administrative        16,729              17,376
    EBITDA                                      1,534                (979)
Net Income (Loss)                              (2,367)             (4,874)

As a Percent of Revenue:
    Gross Margin                                 23.6                22.1
    Selling, General and Administrative          21.6                23.3
    EBITDA                                        2.0                (1.3)
    Net Income (Loss)                            (3.1)               (6.5)

The revenue for the Company for the quarter ended January 3, 1998 was $77,311,000, an increase of 3.9% over revenue for the quarter ended December 28, 1996. The revenue for the Company for the quarter ended December 28, 1996 was $74,429,000, an increase of 1,051% over revenue for the quarter ended December 30, 1995. The 1996 increase was attributable to the inclusion of revenue for all of the acquisition companies for the entire quarter. This increase makes most percentage comparisons between 1996 and 1995 non-applicable.

During 1996 and 1997, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 gross margin increased over 1997 because of full accrual accounting for all source of revenue applied across all of the Acquisition Companies on a more consistent basis. A decline in 1996 from 1995 was due to discounting and related changes within the industry.

Selling, general and administrative expenses, as a percent of revenue, decreased by 1.7% to 21.6 % in 1998 versus 23.3% in 1997. The reduction in selling, general and administrative expenses was due to the Company's cost-cutting efforts and consolidation of operations. Selling, general and administrative expenses, as a percent of revenue, decreased by .6% to 23.3% in 1996 versus 23.9% in 1995.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million. This goodwill is being amortized over 40 years at an approximate amount of $962,500 per quarter.

All of these changes resulted in a decrease in the net loss from operations to (.7)% of revenue in 1998 compared to (4.1)% in 1997.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. This results in charges for debenture interest expense for the first quarter of 1998 and 1997 of approximately $1,262,000. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first quarter of 1998 and 1997. The Company has a net operating loss (NOL) of approximately $65,000,000 at January 03, 1998; however, the Company has not recognized any benefits from that NOL through January 03, 1998. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $35 million of the NOL.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. In addition, the calculation of earnings per share reflects the one for ten reverse split approved by the Shareholders at the 1997 Annual Meeting of Shareholders.

2.       LIQUIDITY
         ---------

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA for the first quarter of 1998 was $1,534,000 versus $(979,000) for 1997, an increase of $2,513,000. The improvement in EBITDA was attributable to an increase of $1,800,000 in gross margin and a decrease of $647,000 in selling, general and administrative expenses. The gross margin increase included an improvement of 1.5% and a revenue increase of $2,882,000.

The 1997 EBITDA was impacted negatively by the gross margin and payroll pressures during the quarter, and the Company delayed the implementation of some expected consolidation synergies with the acquisition companies during the initial periods of ownership until final consolidation plans could be made.

During the quarter ended January 03, 1998, the working capital deficit increased by $347,000 to $46,591,000, a .8% increase.

The Company anticipates improvement in EBITDA during the remainder of the fiscal year due to continued sales increases and continued reductions in selling, general and administrative expenses. During the second fiscal quarter, the Company sold assets of its Connecticut operations for a gain of approximately $7.8 million. Also, during the second quarter, the Company made acquisitions of the operations of two contiguous businesses with combined annualized sales of approximately $60 million. Due to their contiguous locations, the opportunity exists for incremental profit increases as that business is assimilated into the existing Company business. During the second fiscal quarter of 1998, the Company was successful in negotiating margin recovery programs for approximately two-thirds of its magazine volume. On a weighted average basis, these programs will improve margins during the last two fiscal quarters by approximately 2%.

The acquisition transactions of the Company since June 30, 1996 have added $154 million of goodwill to the Company's assets and $58.5 million of Senior and Subordinated Debentures to the Company's liabilities. On an annual basis, the Company anticipates future amortization of approximately $3,850,000 related to this goodwill, and initial annual interest of approximately $5,050,000 related to these debentures.

3.       CASH FLOWS - OPERATING ACTIVITIES
         ---------------------------------

During the first quarter of 1998, the Company had $2,183,000 in net cash provided from operations, a $1,178,000 increase over the 1997 amount of $1,005,000. The increase was attributable to a $2,507,000 decrease in the net loss, offset by minor changes in current assets and current liabilities.

4.       CASH FLOWS - INVESTING ACTIVITIES
         ---------------------------------

The Company spent $357,000 in the first quarter of 1998 for capital expenditures and $548,000 for display fixtures versus $380,000 and $514,000, respectively, for 1997. During 1997, the Company also sold an airplane held for resale for $1,240,000.

5.       CASH FLOWS - FINANCING ACTIVITIES
         ---------------------------------

During the first fiscal quarter of 1998, the Company made payments on debt obligations of $321,000 versus $2,726,000 in 1997. The 1997 payments included $1,807,000 of current debt and $919,000 of long-term debt.

6.       CAPITAL RESOURCES
         -----------------

During the first quarter of 1998, the Company negotiated with two banks. Note 4 describes the $38,000,000 loan arrangement obtained by the Company.

7.       CAPITAL REQUIREMENTS
         --------------------

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

8.       OPERATIONAL MEASURES
         --------------------

The Company has converted all locations except one to its computer system, and receivables can now be managed on a more consistent, company-wide basis. The Company continues to be engaged in collection efforts to reduce the average days outstanding, with excess cash proceeds earmarked for reductions in vendor payables.

9.       OPERATING SYNERGIES
         -------------------

The acquisition transactions enable the Company to successfully leverage its investment in its sophisticated and proprietary SMARTS System (which stands for Sales Magazine Analysis React Transmit System) for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, which offsets the cost of higher levels of service and the use of improved technology. Management believes that, as the Company continues to expand and as all locations are converted to the Company's computer system, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to new retail locations and will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts.

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

Through the consolidation of the Company's warehouse and office functions, management expects the Company to achieve considerable cost savings and operating efficiencies through the elimination of redundant overhead and the reduction of required facility square footage. Duplicate administrative and distribution functions are being eliminated, and the costs and benefits of technology are being spread over a larger customer base. Additionally, the consolidation of the businesses of the Company should increase purchasing power and the ability to negotiate favorable quantity discounts with publishers and national brokers.

10.      MARGIN RECOVERY EFFORTS
         -----------------------

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

11.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions of 1996 and 1997.

The Company was named as a defendant in various litigation matters. Subsequent to September 27, 1997, most of the claims were settled. The Company believes it has an adequate accrual for these claims, and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's future results of operations or financial conditions.

12.      FINANCING ARRANGEMENTS
         ----------------------

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

The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a sixteen-month period.

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

13.      INFLATION
         ---------

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

14.      SEASONALITY
         -----------

The sale of magazines, books, and newspapers is subject to minimal seasonality.

15.      YEAR 2000 ISSUES
         ----------------

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

16.      PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR
         --------------------------------------------------------------
         CAUTIONARY STATEMENT
         --------------------

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for 1998; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future acquisitions; the Company's plans for future consolidations and changes in properties; the Company's plans for future financing and refinancing; the Company's future operational strategies to improve operating cash flow; the Company's plans for margin recovery; and other similar expressions concerning matters that are not historical facts.

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


                                     Remainder of Page Intentionally Left Blank.

PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended
September 27, 1997.    None

ITEM 2.  CHANGE IN SECURITIES:     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES:     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:     None

ITEM 5.  OTHER INFORMATION

         The Company delayed filing its Form 10-KSB for the fiscal year ended September 27, 1997 and its Form 10-Q for the quarter ended January 03, 1998 until completion of its certified financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) None

         (b) Change in filing status. Effective October 2, 1997, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995. The Company's SB filing terminated with the filing of Form 10-KSB for September 27, 1997. The regular filing status resumed with Form 10-Q for the quarter ended January 03, 1998.

ITEM 7.  SIGNATURES

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