Form 10-Q
period 1998-04-04
UNITED MAGAZINE CO
filed 1998-05-19
CIK 20469

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


                   For the Second Quarter Ended April 04, 1998
                         Commission File Number: 0-2675

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

                     Yes:     X                 No:
                          ---------                 ---------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         The Registrant's number of common shares, without par value, outstanding as of April 04, 1998 was 7,411,314.

         Traditional Small Business Disclosure Format (check one):

                     Yes:                       No:     X
                          ---------                 ---------

                             UNITED MAGAZINE COMPANY
                             -----------------------

                                    FORM 10-Q
                                    ---------

                   FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                   -------------------------------------------

                                         INDEX
                                         -----
                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
                    April 04, 1998 and September 27, 1997                         1-2

           Condensed Consolidated Statements of Operations (Unaudited)
                    For the Three Months and Six Months Ended
                    April 04, 1998 and March 29, 1997                              3

           Condensed Consolidated Statements of Cash Flow (Unaudited)
                    For the Six Months Ended
                    April 04, 1998 and March 29, 1997                             4-5

           Notes to Condensed Consolidated Financial Statements                   6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   10-18

PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

Item 1.    Legal Proceedings                                                      19

Item 2.    Change in Securities                                                   19

Item 3.    Default Upon Senior Securities                                         19

Item 4.    Submission of Matters to a Vote of Security Holders                    19

Item 5.    Other Information                                                      19

Item 6.    Exhibits and Reports on Form 8-K                                       19

Signatures                                                                        19

                                     UNITED MAGAZINE COMPANY
                                     -----------------------
                                            FORM 10-Q
                                            ---------
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              -------------------------------------
                           AS OF APRIL 04, 1998 AND SEPTEMBER 27, 1997
                           -------------------------------------------

                         (Dollar Amounts in Thousands, Except Share Data)
                                                                     April 04,     September 27,
                              ASSETS                                   1998            1997
                              ------                                 ---------     -------------
                                                                    (Unaudited)      (Audited)
CURRENT ASSETS:
   Cash                                                              $  2,197        $  2,085
   Trade accounts receivable, net of allowance for doubtful
   accounts:
    -related party                                                          0           1,579
    -other                                                             49,673          43,269
    Inventories                                                        35,022          40,534
   Notes receivable from related parties                                  431             431
   Advances to related parties                                          2,846           9,243
   Prepaids and other                                                   2,004             746
                                                                     --------        --------
              Total current assets                                     92,173          97,887
                                                                     --------        --------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                   291             291
   Building and improvements                                            2,115           2,143
   Furniture and equipment                                              7,811           6,167
   Vehicles                                                             4,273           3,932
   Leasehold improvements                                               1,345             977
                                                                     --------        --------
                                                                       15,835          13,510
   Less - accumulated depreciation and amortization                    (4,835)         (3,621)
                                                                     --------        --------

              Total property and equipment, net                        11,000           9,889
                                                                     --------        --------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated
   amortization                                                       157,345         152,601
   Notes receivable from related parties                                2,013           2,228
   Prepaid signing bonuses                                              2,497           3,626
   Other assets, net                                                   10,631           5,372
                                                                     --------        --------
              Total other assets                                      172,486         163,827
                                                                     --------        --------

              Total assets                                           $275,659        $271,603
                                                                     ========        ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                       UNITED MAGAZINE COMPANY
                                       -----------------------
                                              FORM 10-Q
                                              ---------
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------
                             AS OF APRIL 04, 1998 AND SEPTEMBER 27, 1997
                             -------------------------------------------

                          (Dollar Amounts in Thousands, Except Share Data)
                                                                        April 04,     September 27,
               LIABILITIES AND SHAREHOLDERS' EQUITY                       1998            1997
               ------------------------------------                     ---------     -------------
                                                                       (Unaudited)      (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                                  $  3,968         $  1,842
   Accounts payable                                                       97,359          113,370
   Accrued expenses                                                       12,592           13,650
   Accrued interest on debentures                                          1,320            6,091
   Income taxes payable                                                        0              827
   Reserve for gross profit on sales returns                               8,358            8,351
                                                                        --------         --------
              Total current liabilities                                  123,597          144,131

LONG-TERM DEBT OBLIGATIONS                                                39,929           22,390

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                               34,920           39,920
   - Subordinated                                                         23,060           18,560

DEFERRED COMPENSATION PLAN                                                   993            1,077

ACCRUED PENSION OBLIGATION                                                 1,720            1,623

POST-RETIREMENT OBLIGATION                                                 1,404            1,604

DEALER ADVANCE PAYMENTS AND OTHER                                            108              144
                                                                        --------         --------
              Total liabilities                                          225,731          229,449
                                                                        --------         --------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
476,543 shares                                                             4,894            4,833
                                                                        --------         --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized,
     9,204,832 and 4,277,909 issued, and 7,411,134 and 2,670,437 outstanding (including shares subject to Put Agreements),
     and paid in capital                                                 117,350           43,698
   Obligation to issue shares (0 and 4,349,476)                                0           65,242
   Treasury stock, at cost (1,793,698 and 1,613,069 shares)               (3,646)            (101)
   Minimum pension liability adjustment                                      (58)             (58)
   Retained deficit                                                      (68,612)         (71,460)
                                                                        --------         --------
              Total shareholders' equity                                  45,034           37,321
                                                                        --------         --------

              Total liabilities and shareholders' equity                $275,659         $271,603
                                                                        ========         ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                             UNITED MAGAZINE COMPANY
                                             -----------------------
                                                    FORM 10-Q
                                                    ---------
                                   FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                                   -------------------------------------------
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -----------------------------------------------
                                        APRIL 04, 1998 AND MARCH 29, 1997
                                        ---------------------------------

                                 (Dollar Amounts in Thousand, Except Share Data)
                                            3 Months           3 Months           6 Months           6 Months
                                              Ended              Ended              Ended              Ended
                                              1998               1997               1998               1997
                                           ----------         ----------         ----------         ----------
                                           (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
NET SALES                                  $   76,711         $   75,675         $  154,022         $  150,103

COST OF SALES                                  59,013             59,095            118,061            117,060
                                           ----------         ----------         ----------         ----------

         Gross Profit                          17,698             16,580             35,961             33,043

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                      (17,034)           (16,433)           (33,763)           (33,809)

DEPRECIATION AND AMORTIZATION                  (2,169)            (2,210)            (4,251)            (4,575)
                                           ----------         ----------         ----------         ----------

LOSS FROM OPERATIONS                           (1,505)            (2,063)            (2,053)            (5,341)
                                           ----------         ----------         ----------         ----------

OTHER INCOME (EXPENSES), net:
    Interest Expense, net                      (1,813)            (1,774)            (3,632)            (3,420)
    Other, net                                  8,533                104              8,533                154
                                           ----------         ----------         ----------         ----------

         Total other income
         (expenses), net                        6,720             (1,670)             4,901             (3,266)
                                           ----------         ----------         ----------         ----------

INCOME (LOSS) BEFORE TAXES                      5,215             (3,733)             2,848             (8,607)

INCOME TAXES                                    --                 --                 --                 --
                                           ----------         ----------         ----------         ----------

NET INCOME (LOSS)                          $    5,215         $   (3,733)        $    2,848         $   (8,607)
                                           ==========         ==========         ==========         ==========

WEIGHTED AVERAGE SHARES OUTSTANDING         7,184,996          7,062,072          7,138,128          7,058,268
                                           ==========         ==========         ==========         ==========

EARNINGS (LOSS) PER SHARE                  $      .73         $     (.53)        $      .40         $    (1.22)
                                           ==========         ==========         ==========         ==========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                        UNITED MAGAZINE COMPANY
                                        -----------------------
                                               FORM 10-Q
                                               ---------
                              FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                              -------------------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            ----------------------------------------------
                                       FOR THE SIX MONTHS ENDED
                                       ------------------------
                                   APRIL 04, 1998 AND MARCH 29, 1997
                                   ---------------------------------

                           (Dollar Amounts in Thousands, Except Share Data)
                                                                         6 Months        6 Months
                                                                          Ended            Ended
                                                                      April 04, 1998   March 29, 1997
                                                                      --------------   --------------
                                                                        (Unaudited)     (Unaudited)
NET CASH (USED IN) OPERATING ACTIVITIES                                  $(13,508)        $ 2,058

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of operating assets                                                 2,700               0
   Sale of stock                                                              500               0
   Purchase of stock of companies                                          (2,552)              0
   Cash used for asset purchase                                            (4,050)              0
   Purchases of property and equipment                                       (469)           (680)
   Additions of long-term assets                                           (1,081)         (1,061)
   Sale of airplane held for resale                                             0           1,240
                                                                         --------         -------
              Net cash provided by (used in) investing activities          (4,952)           (501)
                                                                         --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                                       38,842               0
   Payment of debt obligations                                            (18,358)         (3,390)
   Cash used for financing costs                                           (1,657)              0
   Redemption of putable shares of common stock                              (255)              0
                                                                         --------         -------
              Net cash provided by (used in) financing activities          18,572          (3,390)
                                                                         --------         -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                                   112          (1,833)

CASH, beginning of year                                                     2,085           2,547
                                                                         --------         -------

CASH, end of year                                                        $  2,197         $   714
                                                                         ========         =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                              $  1,119         $ 1,042
   Cash paid during the period for taxes                                    1,371              18


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1998: The Company received treasury shares back as part of the sale of certain operating assets and as part of a litigation settlement. The Company issued shares to convert $4,910,000 of debt to equity and issued shares valued at $3,000,000 in connection with the acquisition of the operating assets of SKS Enterprises, Limited, an Ohio limited liability company ("SKS"). The Company received a $2,500,000 note in connection with the sale of certain operating assets of Yankee and converted $4,500,000 of short-term debt to a subordinated debenture.

1997:    None

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                     Remainder of Page Intentionally Left Blank.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------


1.       GENERAL
         -------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of April 04, 1998 and September 27, 1997, and the results of its operations and cash flows for the six months ended April 04, 1998 and March 29, 1997. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2.       THE BUSINESS
         ------------

United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates some retail bookstores.

The operations for the quarters ended April 04, 1998 and March 29, 1997 were conducted through its consolidated subsidiaries and also include the impact of five business combinations, which the Company operated beginning in the fourth quarter of 1996, and which are more fully discussed below. The following were the consolidated subsidiaries: Service News Company (of Waterbury, Connecticut), a Connecticut corporation, doing business as Yankee News Company ("Yankee"); Service News Company (of Wilmington, North Carolina), a North Carolina corporation ("Wilmington"); and Triangle News Company, Inc., a Pennsylvania corporation ("Triangle"). These were merged into the Company on March 6, 1998.

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

UNIMAG also owns three inactive subsidiaries, two of which were merged into the Company on March 6, 1998.

In February of 1998, the Company acquired certain assets and liabilities of SKS, which had wholesale and retail operations similar to the Company in the States of Michigan, Ohio, Indiana and Kentucky. SKS was organized by three of the Company's directors, Ronald E. Scherer, George R. Klein and Richard H. Stoll, Sr.

On March 2, 1998, the Company acquired the stock of Central Wholesale, Inc. ("Central") and Penn News Company, Inc. ("Penn"), both Pennsylvania corporations. Both of these were merged into the Company on March 6, 1998.

3.       PROVISION FOR INCOME TAXES
         --------------------------

The provision (benefit) for income taxes for the periods ended April 04, 1998 and March 29, 1997 is as follows:

                                   Three Months      Three Months        Six Months        Six Months
                                    Ended 1998        Ended 1997         Ended 1998        Ended 1997
                                   ------------      ------------        ----------        ----------
         Current                       $ 0               $ 0                 $ 0               $ 0
         Deferred                        0                 0                   0                 0
                                       ---               ---                 ---               ---

                  Total                $ 0               $ 0                 $ 0               $ 0
                                       ===               ===                 ===               ===

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

The difference between the statutory tax rate and the effective rate of zero is due primarily to the benefit of the net operating losses generated that may not be realized in the future and to the utilization of net operating losses to offset the tax liability on the gain on the sale of Yankee's operating assets. The Company's net deferred tax assets have been fully reserved due to the uncertainty of future realization.

As of April 04, 1998, UNIMAG has approximately $30 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership, as defined under Section 382 of the Internal Revenue Code. The estimated annual limit is approximately $2 million per year. This resulted in a loss of approximately $35 million of the previous $65 million NOL available to the Company prior to the change in ownership. The NOL carryforwards will expire in the years 2003 through 2012.

At September 27, 1997, UNIMAG had income taxes payable of approximately $827,000. This related primarily to Michiana's tax assessment and interest of approximately $1,371,000 due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG, net of certain refund claims. This obligation was paid in full with the proceeds from the refinancing in February of 1998.

4.       SIGNIFICANT EVENTS
         ------------------

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

The Company was required to meet certain financial and non-financial covenants beginning in the fiscal quarter ending March 1998. Based upon information available, management believes it is in compliance or has obtained the necessary waivers for any non-compliance.

Acquisition of SKS. In February of 1998, the Company acquired certain assets and liabilities of SKS. The consideration for the acquisition was cash of $4 million and UNIMAG stock valued at $3 million. The total net sales of SKS included in the consolidated financial statements for eight weeks of ownership during the quarter ended April 04, 1998 was approximately $8.2 million, an amount approximately equal to the quarterly revenue lost through the sale of Yankee operating assets.


                                     Remainder of Page Intentionally Left Blank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ----------------------------------------------------------------------

           RESULTS OF OPERATIONS OF UNIMAG FOR THE THREE MONTHS ENDED
                        APRIL 04, 1998 AND MARCH 29, 1997

     ----------------------------------------------------------------------

REVIEW OF OPERATIONS
--------------------

The results of operations for the quarter ended April 04, 1998 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future.

The following table provides comparative financial information for the second fiscal quarters of 1998 and 1997.

                                           April 04, 1998     March 29, 1997
                                           --------------     --------------

Results of Operations ($000):
    Revenue                                    $76,711            $75,675
    Gross Margin                                17,698             16,580
    Selling, General and Administrative         17,034             16,433
    EBITDA from Operations                         664                147
    Net Income (Loss)                            5,215             (3,733)

As a Percent of Revenue:
    Gross Margin                                  23.1               21.9
    Selling, General and Administrative           22.2               21.7
    EBITDA from Operations                         0.9                0.2
    Net Income (Loss)                              6.8               (4.9)

The revenue for the Company for the quarter ended April 04, 1998 was $76,711,000, an increase of 1.4% over revenue for the quarter ended March 29, 1997. The revenue for the quarter ended April 04, 1998 included eight weeks of revenue from the acquisition of SKS, which offsets the loss of an equivalent level of revenue from the sale of certain operating assets of Yankee.

During 1996 and 1997, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 gross margin increased over 1997 because of full accrual accounting for all source of revenue applied across all of the Acquisition Companies on a more consistent basis and because of some margin recovery by the Company.

Selling, general and administrative expenses, as a percent of revenue, increased by .5% to 22.2 % in 1998, versus 21.7% in 1997. The increase in selling, general and administrative expenses was due to full accrual accounting for all expense categories applied across all of the acquisition companies on a more consistent basis.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million.

The acquisition of certain operating assets of SKS and the stock of Central and Penn added an approximate additional $6.5 million of goodwill. This goodwill is being amortized over 40 years at an approximate amount of $1,000,000 per quarter.

All of these changes resulted in a decrease in the net loss from operations to (2.0)% of revenue in 1998, compared to (2.7)% in 1997.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. This results in charges for debenture interest expense for the second quarter of 1998 and 1997 of approximately $1,262,000. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

During the quarter ended April 04, 1998, the Company sold certain operating assets of Yankee for a gain of approximately $7.8 million. The Company also generated other income in connection with the discounting of notes payable in connection with the refinancing.

As a result of the other income, the Company had pre-tax income of $5,215,000 for the quarter ended April 04, 1998, versus a loss of $(3,733,000) during the corresponding quarter in the prior year.

Because of loss carryforwards, UNIMAG had no federal income tax expense for the second quarter of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $35 million of NOL from the estimated $65 million at September 27, 1997.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. The calculation also includes shares issued in connection with the purchase of certain operating assets of SKS, shares issued in the conversion of debt to equity, shares sold during the period, and shares returned to treasury during the period. In addition, the calculation of earnings per share reflects the one for ten reverse split approved by the Shareholders at the 1997 Annual Meeting of Shareholders.

     ----------------------------------------------------------------------

            RESULTS OF OPERATIONS OF UNIMAG FOR THE SIX MONTHS ENDED
                        APRIL 04, 1998 AND MARCH 29, 1997

     ----------------------------------------------------------------------

REVIEW OF OPERATIONS
--------------------

The results of operations for the six months ended January 03, 1998 are not indicative of results from prior comparable periods, nor are the results for the six months indicative of future periods.


                                     Remainder of Page Intentionally Left Blank.

The following table provides comparative financial information for the first six months of 1998 and 1997.

                                            April 04, 1998      March 29, 1997
                                            --------------      --------------

Results of Operations ($000):
    Revenue                                    $154,022            $150,103
    Gross Margin                                 35,961              33,043
    Selling, General and Administrative          33,763              33,809
    EBITDA from Operations                        2,198                (766)
    Net Income (Loss)                             2,848              (8,607)

As a Percent of Revenue:
    Gross Margin                                   23.3                22.0
    Selling, General and Administrative            21.9                22.5
    EBITDA from Operations                          1.4                 (.5)
    Net Income (Loss)                               1.8                (5.7)

The revenue for the Company for the six months ended April 04, 1998 was $154,022, an increase of 2.6% over revenue for the six months ended March 29, 1997. The revenue for the six months ended April 04, 1998 includes eight weeks of revenue from the acquisition of certain operating assets of SKS, which offset the loss of an equivalent level of revenue from the sale of certain operating assets of Yankee.

During 1996 and 1997, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 gross margin increased over 1997 because of full accrual accounting for all sources of revenue applied across all of the Acquisition Companies on a more consistent basis and because of some margin recovery by the Company.

Selling, general and administrative expenses, as a percent of revenue, decreased by .6% to 21.9 % in 1998, versus 22.5% in 1997, due to a relatively consistent level of expenses spread over a higher revenue base.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million. The acquisition of certain operating assets of SKS and the stock of Central and Penn added an approximate additional $6.5 million of goodwill. This goodwill is being amortized over 40 years at an approximate amount of $1,000,000 per quarter.

All of these changes resulted in a decrease in the net loss from operations to (1.3)% of revenue in 1998, compared to (3.6)% in 1997.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. This results in charges for debenture interest expense for the six months of 1998 and 1997 of approximately $2.5 million. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

During the quarter ended April 04, 1998, the Company sold certain operating assets of Yankee for a gain of approximately $7.8 million. The Company also generated other income in connection with the discounting of notes payable in connection with the refinancing.

As a result of the other income, the Company had pre-tax income of $2,848,000 for the six months ended April 04, 1998, versus a loss of $(8,607,000) during the corresponding six month period in the prior year.

Because of the loss carryforwards, UNIMAG had no federal income tax expense for the six months of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $35 million of NOL from the estimated $65 million at September 27, 1997.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. . The calculation also includes shares issued in connection with the purchase of certain operating assets of SKS, shares issued in the conversion of debt to equity, shares sold during the period, and shares returned to treasury during the period. In addition, the calculation of earnings per share reflects the one for ten reverse split approved by the Shareholders at the 1997 Annual Meeting of Shareholders.

     ----------------------------------------------------------------------

                                   LIQUIDITY

     ----------------------------------------------------------------------

EBITDA
------

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA from operations for the second quarter of 1998 was $664,000, versus $147,000 for the second quarter of 1997. EBITDA from operations for the first six months of 1998 was $2,198,000, versus a deficit of $766,000 for the first six months of 1997. The $2,964,000 improvement was due primarily to improvements in gross margin on increased revenue.

The 1997 EBITDA was impacted negatively by the gross margin and payroll pressures during the six months, and the Company delayed the implementation of some expected consolidation synergies with the acquisition companies during the initial periods of ownership until final consolidation plans could be made.

The Company anticipates improvement in EBITDA during the remainder of the fiscal year due to continued sales increases and continued reductions in selling, general and administrative expenses. During the second quarter of 1998, the Company made acquisitions of the operations of two contiguous businesses with combined annualized sales of approximately $60 million. Due to their contiguous locations, the opportunity exists for incremental profit increases as that business is assimilated into the existing Company business. During the second fiscal quarter of 1998, the Company was successful in negotiating margin recovery programs for approximately two-thirds of its magazine volume. On a weighted average basis, these programs should improve margins during the last two fiscal quarters by approximately 2%.

The acquisition transactions of the Company in 1996 added $154 million of goodwill to the Company's assets and $58.5 million of Senior and Subordinated Debentures to the Company's liabilities. The acquisition of certain operating assets of SKS and the stock of Central and Penn added an approximate additional $6.5 million of goodwill. On an annual basis, the Company anticipates future amortization of approximately $4,000,000 related to this goodwill, and initial annual interest of approximately $5,000,000 related to these debentures.

WORKING CAPITAL
---------------

At September 27, 1997, the Company had a deficit working capital of $46.2 million. At January 03, 1998, the deficit working capital was $46.6 million. During the quarter ended April 04, 1998, this working capital deficit decreased by $15.2 million to $31.4 million. While the purchase of certain operating assets of SKS and the stock of Central and Penn increased the deficit by approximately $7 million, the sale of certain operating assets of Yankee reduced the deficit by approximately $4.3 million, and the conversion of debenture interest to stock reduced the deficit by $4.9 million. The balance of the reduction in the working deficit was due to cash flow from operations and to refinancing, which converted short-term debt to long-term debt. The Company also exchanged $4.5 million of current debt for a $4.5 million subordinated debenture.

CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

During the second quarter of 1998, the Company used $15.7 million of cash in operations, with approximately $14.3 million used to reduce accounts payable and accrued expenses, net of the impact of the SKS, Yankee, Central and Penn transactions. An additional $1.4 million was used to reduce Michiana-related federal income taxes payable. In current assets, the increase in receivables for SKS offset the decline in advances to SKS and the sale of certain operating assets of Yankee.

The 1997 increase in net cash provided from operations of $2.1 million included a $10.9 million increase in current liabilities (primarily vendor payables), a reduction in inventory of $2.6 million, and a loss of $8.7 million, offset by depreciation and amortization of $4.6 million.

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

During the first six months of 1998, the Company spent a net of $5.0 million on investing activities, with the SKS, Central and Penn transactions requiring $6.6 million. The Company generated $3.2 million from the Yankee transaction and the sale of stock. Purchases of fixed assets used $.5 million cash and the purchase of long-term assets used $1.1 million cash.

In 1997, the sale of a Company plane acquired in the Stoll transaction provided $1.2 million in cash, while purchases of fixed assets and long-term assets used $1.7 million in cash.

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

During the second quarter of 1998, the Company obtained new borrowings of $38.8 million, and paid $18.1 million of debt with the proceeds. The Company also used $1.7 million cash for fees associated with the financing and redeemed $255,000 of treasury stock for cash. During the first quarter of 1998, the Company paid $.3 million of debt.

During 1997, the Company paid $2.7 million of debt in the first quarter and $.7 million of debt in the second quarter.

CAPITAL RESOURCES
-----------------

During the second quarter of 1998, the Company completed a loan package with two banks. Note 4 describes the $38,000,000 loan arrangement obtained by the Company. See also "Financing Arrangements" below.

CAPITAL REQUIREMENTS
--------------------

During the balance of 1998, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs within one year.

OPERATIONAL MEASURES
--------------------

The Company has converted all locations to its computer system, and receivables can now be managed on a more consistent, company-wide basis. The Company continues to be engaged in collection efforts to reduce the average days outstanding, with excess cash proceeds earmarked for reductions in vendor payables.

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

In February of 1998, the Company restructured existing bank and third party debt, including the payment of $5,000,000 of Senior Debentures, and consolidated banking relationships with both Key Capital, Inc. and The Chase Manhattan Bank. In connection with this restructuring, the Company expanded its bank lines of credit to support working capital and other requirements. The credit agreement entered into provided a revolving credit commitment of $30 million, subsequently increased to $33 million, a term loan of $5 million and a capital expenditure loan of $3 million. The amount available to the Company under the revolving credit commitment is based on certain amounts of eligible accounts receivable and eligible inventories.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY
-------------------------------------------------------------------------
STATEMENT
---------

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for the balance of 1998; the Company's plans for revenue growth and operational cost reductions; the Company's plans for future acquisitions; the Company's plans for future consolidations and changes in properties; the Company's plans for future financing and refinancing; the Company's future operational strategies to improve operating cash flow; the Company's plans for margin recovery; and other similar expressions concerning matters that are not historical facts.

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


                                     Remainder of Page Intentionally Left Blank.

PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the
filing of the Company's Form 10-Q for the Quarter Ended January 03, 1998:   None

ITEM 2.  CHANGE IN SECURITIES:     None
         ---------------------

ITEM 3.  DEFAULT UPON SENIOR SECURITIES:     None
         -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:     None
         ----------------------------------------------------

ITEM 5.  OTHER INFORMATION
         -----------------

         The Company delayed filing its Form 10-KSB for the fiscal year ended September 27, 1997 and its Form 10-Q for the quarter ended January 03, 1998 until completion of its certified financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (a) None

         (b) Change in filing status. Effective October 2, 1997, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995. The Company's SB filing terminated with the filing of Form 10-KSB for September 27, 1997. The regular filing status resumed with Form 10-Q for the quarter ended January 03, 1998.

ITEM 7.  SIGNATURES
         ----------

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