Form 10-Q
period 1998-07-04
UNITED MAGAZINE CO
filed 1998-08-18
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


-------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                                     OF THE

                         SECURITIES EXCHANGE ACT OF 1934

 ------------------------------------------------------------------------------


                    For the Third Quarter Ended July 04, 1998
                         Commission File Number: 0-2675

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

                       Yes:   X                     No:
                           ------                      -------

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


        The Registrant's number of common shares, without par value, outstanding as of July 04, 1998 was 7,411,314.


        Traditional Small Business Disclosure Format (check one):

                       Yes:                         No:   X
                           ------                      -------

                             UNITED MAGAZINE COMPANY
                             -----------------------

                                    FORM 10-Q
                                    ---------

                    FOR THE THIRD QUARTER ENDED JULY 04, 1998
                    -----------------------------------------


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
                 July 04, 1998 and September 27, 1997                        1-2

          Condensed Consolidated Statements of Operations (Unaudited)
                 For the Three Months and Nine Months Ended
                 July 04, 1998 and June 28, 1997                              3

          Condensed Consolidated Statements of Cash Flow (Unaudited)
                 For the Nine Months Ended
                 July 04, 1998 and June 28, 1997                             4-5

          Notes to Condensed Consolidated Financial Statements               6-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10-18

PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

Item 1.   Legal Proceedings                                                   19

Item 2.   Change in Securities                                                19

Item 3.   Default Upon Senior Securities                                      19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits and Reports on Form 8-K                                    19

Signatures                                                                    19

                                     UNITED MAGAZINE COMPANY
                                     -----------------------
                                            FORM 10-Q
                                            ---------
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             -------------------------------------
                            AS OF JULY 04, 1998 AND SEPTEMBER 27, 1997
                           -------------------------------------------
                         (Dollar Amounts in Thousands, Except Share Data)



                                ASSETS                          July 04,     September 27,
                                ------                            1998            1997
                                                               ------------  ------------
                                                                (Unaudited)    (Audited)

CURRENT ASSETS:
   Cash                                                         $   1,774    $   2,085
   Trade accounts receivable, net
   -related party                                                   1,579        1,579
   -other                                                          61,911       43,269
   Inventories                                                     25,315       40,534
   Notes receivable from related parties                              431          431
   Advances to related parties                                      2,846        9,243
   Prepaids and other                                               1,404          746
                                                                ---------    ---------
              Total current assets                                 95,260       97,887
                                                                ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                               291          291
   Building and improvements                                        2,115        2,143
   Furniture and equipment                                          7,887        6,167
   Vehicles                                                         4,300        3,932
   Leasehold improvements                                           1,438          977
                                                                ---------    ---------
                                                                   16,031       13,510
   Less - accumulated depreciation and amortization                (5,256)      (3,621)
                                                                ---------    ---------

              Total property and equipment, net                    10,775        9,889
                                                                ---------    ---------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated
   amortization                                                   158,297      152,601
   Notes receivable from related parties                            2,013        2,228
   Prepaid signing bonuses                                          6,082        3,626
   Other assets, net                                                9,441        5,372
                                                                ---------    ---------
             Total other assets                                   175,833      163,827
                                                                ---------    ---------

             Total assets                                       $ 281,868    $ 271,603
                                                                =========    =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                UNITED MAGAZINE COMPANY
                                -----------------------
                                       FORM 10-Q
                                       ---------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                      AS OF JULY 04, 1998 AND SEPTEMBER 27, 1997
                      ------------------------------------------
                   (Dollar Amounts in Thousands, Except Share Data)



             LIABILITIES AND SHAREHOLDERS' EQUITY              July 04,   September 27,
             ------------------------------------               1998         1997
                                                              ---------    ---------
                                                             (Unaudited)   (Audited)
CURRENT LIABILITIES:
   Current portion of debt obligations                        $   7,701    $   1,842
   Accounts payable                                             101,848      113,370
   Accrued expenses                                              14,131       13,650
   Accrued interest on debentures                                 2,283        6,091
   Income taxes payable                                               0          827
   Reserve for gross profit on sales returns                      8,398        8,351
                                                              ---------    ---------
              Total current liabilities                         134,361      144,131

LONG-TERM DEBT OBLIGATIONS                                       38,681       22,390

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                      34,920       39,920
   - Subordinated                                                23,060       18,560

DEFERRED COMPENSATION PLAN                                          955        1,077

ACCRUED PENSION OBLIGATION                                        1,720        1,623

POST-RETIREMENT OBLIGATION                                        1,404        1,604

DEALER ADVANCE PAYMENTS AND OTHER                                     0          144
                                                              ---------    ---------
              Total liabilities                                 235,101      229,449
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
476,543 shares                                                    4,974        4,833
                                                              ---------    ---------
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares
    authorized, 9,204,832 and 4,277,909 issued, and
    7,411,134 and 2,670,437 outstanding (including
    shares subject to Put Agreements), and paid in
    capital                                                     117,686       43,698
   Obligation to issue shares (0 and 4,349,476)                       0       65,242
   Treasury stock, at cost (1,799,295 and 1,613,069 shares)      (3,730)        (101)
   Minimum pension liability adjustment                             (58)         (58)
   Retained deficit                                             (72,105)     (71,460)

                                                              ---------    ---------
              Total shareholders' equity                         41,793       37,321
                                                              ---------    ---------

              Total liabilities and shareholders' equity      $ 281,868    $ 271,603
                                                              =========    =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                UNITED MAGAZINE COMPANY
                                -----------------------
                                       FORM 10-Q
                                       ---------
                       FOR THE THIRD QUARTER ENDED JULY 04, 1998
                       -----------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    -----------------------------------------------
                            JULY 04, 1998 AND JUNE 28, 1997
                            -------------------------------

                    (Dollar Amounts in Thousand, Except Share Data)


                                 3 Months        3 Months     9 Months          9 Months
                                   Ended          Ended         Ended            Ended
                                   1998            1997          1998            1997
                                -----------    -----------    -----------    -----------
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
NET SALES                       $    82,692    $    79,601    $   236,714    $   229,704

COST OF SALES                        62,154         62,039        180,215        179,099
                                -----------    -----------    -----------    -----------

        Gross Profit                 20,538         17,562         56,499         50,605

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             (18,715)       (16,109)       (52,478)       (49,918)

DEPRECIATION AND                     (2,682)        (2,112)        (6,933)        (6,394)
AMORTIZATION                    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                   (859)          (659)        (2,912)        (5,707)
                                -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES), net:
    Interest Expense, net            (2,347)        (1,604)        (5,979)        (5,318)
    Other, net                         (287)           (24)         8,246            131
                                -----------    -----------    -----------    -----------

 Total other income                  (2,634)        (1,628)         2,267         (5,187)
      (expenses), net           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXES           (3,493)        (2,287)          (645)       (10,894)

INCOME TAXES                           --             --             --             --
                                -----------    -----------    -----------    -----------

NET INCOME (LOSS)               $    (3,493)   $    (2,287)   $      (645)   $   (10,894)
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                       7,443,007      7,069,413      7,229,592      7,061,978
                                ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE       $      (.47)   $      (.32)   $      (.09)   $     (1.54)
                                ===========    ===========    ===========    ===========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
                    FOR THE THIRD QUARTER ENDED JULY 04, 1998
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                         JULY 04, 1998 AND JUNE 28, 1997
                         -------------------------------

                   (Dollar Amounts in Thousands, Except Share Data)

                                                          9 Months     9 Months
                                                            Ended        Ended
                                                        July 04, 1998 June 28, 1997
                                                          -----------  -----------
                                                          (Unaudited)  (Unaudited)

NET CASH (USED IN) OPERATING ACTIVITIES                    $(15,857)   $  3,695

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of operating assets                                   2,700           0
   Sale of stock                                                500           0
   Purchase of stock of companies                            (2,552)          0
   Cash used for asset purchase                              (4,050)          0
   Purchases of property and equipment                         (665)       (831)
   Additions of long-term assets                             (1,398)     (1,366)
   Sale of airplane held for resale                               0       1,240
                                                           --------    --------
             Net cash provided by (used in) investing        (5,465)       (957)
               activities                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                         42,241           0
   Payment of debt obligations                              (19,234)     (3,824)
   Cash used for financing costs                             (1,657)          0
   Redemption of putable shares of common stock                (339)          0
                                                           --------    --------
             Net cash provided by (used in) financing        21,011      (3,824)
               activities                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                    (311)     (1,086)

CASH, beginning of year                                       2,085       2,547
                                                           --------    --------

CASH, end of year                                          $  1,774     $ 1,461
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                $  1,785    $  1,653
   Cash paid during the period for taxes                      1,371          23


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------


1998: The Company received treasury shares back as part of the sale of certain operating assets and as part of a litigation settlement. The Company issued shares to convert $4,910,000 of debt to equity and sold shares valued at $3,000,000 to a related party for $15.00 per share. The Company received a $2,500,000 note in connection with the sale of certain operating assets of Yankee and converted $4,500,000 of short-term debt to a subordinated debenture.

1997:    None

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                     Remainder of Page Intentionally Left Blank.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                    FOR THE THIRD QUARTER ENDED JULY 04, 1998
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------


1.      GENERAL
        -------
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of July 04, 1998 and September 27, 1997, and the results of its operations and cash flows for the nine months ended July 04, 1998 and June 28, 1997. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.

2.      THE BUSINESS
        ------------

United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates some retail bookstores.

The operations for the quarters ended July 04, 1998 and June 28, 1997 were conducted through its consolidated subsidiaries and also include the impact of five business combinations, which the Company operated beginning in the fourth quarter of 1996, and which are more fully discussed below. The following were the consolidated subsidiaries: Service News Company (of Waterbury, Connecticut), a Connecticut corporation, doing business as Yankee News Company ("Yankee"); Service News Company (of Wilmington, North Carolina), a North Carolina corporation ("Wilmington") ; and Triangle News Company, Inc., a Pennsylvania corporation ("Triangle"). These were merged into the Company on March 6, 1998.

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

3.      PROVISION FOR INCOME TAXES
        --------------------------

The provision (benefit) for income taxes for the periods ended July 04, 1998 and June 28, 1997 is as follows:

                         Three Months   Three Months    Six Months     Six Months
                          Ended 1998     Ended 1997     Ended 1998     Ended 1997
                         ------------   ------------    ----------     -----------

Current                    $(1,397)       $  (915)       $  (258)       $(4,358)
Deferred                     1,397            915            258          4,358
                           -------        -------        -------        -------
         Total             $     0        $     0        $     0        $     0
                           =======        =======        =======        =======

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

As of July 04, 1998, UNIMAG has approximately $30 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership, as defined under Section 382 of the Internal Revenue Code. The estimated annual limit is approximately $2 million per year. This resulted in a loss of approximately $35 million of the previous $65 million NOL available to the Company prior to the change in ownership. The NOL carryforwards will expire in the years 2003 through 2012.

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

4.       SIGNIFICANT EVENTS
         ------------------

SALE OF CERTAIN OPERATING ASSETS AND LIABILITIES OF YANKEE. In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee to a third party for approximately $8.3 million. Consideration was in the form of cash ($3.1 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). The final selling price will be determined based partially upon the closing balance sheet of Yankee as of the transaction date. The Company anticipates that a gain of approximately $8 million will be recognized on the sale. The total net sales of Yankee included in the consolidated financial statements for the quarter ended January 03, 1998 was approximately $8.2 million.

FINANCING ARRANGEMENT. On February 6, 1998, the Company entered into a Credit Agreement with a group of banks that provided a Revolving Credit Commitment of $30 million, a Term Loan of $5 million and a Capital Expenditure Loan of $3 million. The amount available to the Company under the Revolving Credit Commitment is based on certain amounts of eligible accounts receivable and eligible inventories. Subsequently, the amount available to the Company under the Revolving Credit Commitment was increased to $33 million. The Revolving Credit Commitment is scheduled to revert from $33 million to $30 million, effective October 15, 1998. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans have variable interest rates to be designated by the Company based on the prime rate +.5% or LIBOR +2.5%. The Capital Expenditure Loan and Revolving Credit Commitments mature in February 2003, and the Term Loan matures in February 2001.

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

The Company was required to meet certain financial and non-financial covenants beginning in the fiscal quarter ending March 1998. Based upon information available, management believes it is in compliance or has obtained the necessary waivers for any non-compliance for the quarters ended March and June of 1998.

ACQUISITION OF SKS. In February of 1998, the Company acquired certain assets and liabilities of SKS.The consideration for the acquisition included cash of $4 million. The total net sales of SKS included in the consolidated financial statements for eight weeks of ownership during the quarter ended April 04, 1998 was approximately $8.2 million, an amount approximately equal to the quarterly revenue lost through the sale of Yankee operating assets.



                                     Remainder of Page Intentionally Left Blank.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                   ----------------------------------------------------------
                   RESULTS OF OPERATIONS OF UNIMAG FOR THE THREE MONTHS ENDED
                                JULY 04, 1998 AND JUNE 28, 1997
                   ----------------------------------------------------------


REVIEW OF OPERATIONS
--------------------

The results of operations for the quarter ended July 04, 1998 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future.

The following table provides comparative financial information for the third fiscal quarters of 1998 and 1997.

                                                        July 04, 1998                    June 28, 1997
                                                ------------------------          ----------------------

 Results of Operations ($000):
    Revenue                                                  $    82,692                    $    79,601
    Gross Margin                                                  20,538                         17,562
    Selling, General and Administrative                           18,715                         16,109
    EBITDA from Operations                                         1,823                          1,453
    Net loss                                                     (3,493)                        (2,287)

As a Percent of Revenue:
    Gross Margin                                                    24.8                           22.0
    Selling, General and Administrative                             22.6                           20.2
    EBITDA from Operations                                           2.2                            1.8
    Net loss                                                       (4.2)                          (2.9)

The revenue for the Company for the quarter ended July 04, 1998 was $82,692,000, an increase of 3.9% over revenue for the quarter ended June 28, 1997. The increase was due primarily to the impact of revenue from the acquisition of SKS assets, net of the revenue lost in the sale of Yankee.

During 1996 and 1997, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 gross margin increased by 2.8% over 1997 because the Company benefited from margin recovery plans within the magazine industry. The majority of these plans became effective around April of 1998.

Selling, general and administrative expenses, as a percent of revenue, increased by 2.4% to 22.6% in 1998, versus 20.2% in 1997. The increase in selling, general and administrative expenses was due to full accrual accounting for all expense categories applied across all of the acquisition companies on a more consistent basis.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million. The acquisition of certain operating assets of SKS and the stock of Central and Penn added an approximate additional $8.8 million of goodwill. Goodwill is being amortized over 40 years at an approximate amount of $1,000,000 per quarter. The increase in depreciation and amortization was caused by depreciation in assets acquired for SKS, Central and Penn, and by adjustments in the quarter for year-to-date amortization of display fixtures.

The improvement in gross margin of 2.8% offset the 2.4% increase in selling, general and administrative expenses, and resulted in a .4% increase in EBITDA from operations.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. During the second quarter of 1998, the Company repaid $5 million of Senior Debentures and added $4.5 million of Subordinated Debentures. The increase in interest expense for the quarter from $1.6 million to $2.3 million is primarily attributable to the approximate $40 million in average bank borrowings under the new loan agreements entered into in February of 1998.

The increase in the quarter for depreciation, amortization and interest resulted in an increase in the net loss from $2.3 million to $3.5 million.

Because of loss carryforwards, UNIMAG had no federal income tax expense for the third quarter of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $35 million of NOL from the estimated $65 million at September 27, 1997.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. The calculation also includes shares issued in connection with the purchase of certain operating assets of SKS, shares issued in the conversion of debt to equity, shares sold during 1998, and shares returned to treasury during 1998. In addition, the calculation of earnings per share reflects the one for ten reverse split approved by the Shareholders at the 1997 Annual Meeting of Shareholders.
-------------------------------------------------------------------------------

            RESULTS OF OPERATIONS OF UNIMAG FOR THE NINE MONTHS ENDED
                         JULY 04, 1998 AND JUNE 28, 1997
-------------------------------------------------------------------------------

REVIEW OF OPERATIONS
--------------------

The results of operations for the nine months ended July 04, 1998 are not indicative of results from prior comparable periods, nor are the results for the six months indicative of future periods.


                                     Remainder of Page Intentionally Left Blank.

The following table provides comparative financial information for the first nine months of 1998 and 1997.

                                                        July 04, 1998               June 28, 1997
                                                ------------------------         ----------------------
 Results of Operations ($000):
    Revenue                                                 $    236,714                   $    229,704
    Gross Margin                                                  56,499                         50,605
    Selling, General and Administrative                           52,478                         49,918
    EBITDA from Operations                                         4,021                            687
    Net Loss                                                       (645)                       (10,894)

As a Percent of Revenue:
    Gross Margin                                                    23.9                           22.0
    Selling, General and Administrative                             22.2                           21.7
    EBITDA from Operations                                           1.7                             .3
    Net Loss                                                       (0.3)                          (4.7)

The revenue for the Company for the nine months ended July 4, 1998 was $236,714,000, an increase of 3.1% over revenue for the nine months ended June 28, 1997. The increase was due primarily to the impact of revenue from the acquisition of SKS assets net of the revenue lost from the sale of Yankee.

During 1996 and 1997, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 gross margin increased by 1.9% over 1997 because the Company benefited from margin recovery plans within the magazine industry. The majority of these plans became effective around April of 1998.

Selling, general and administrative expenses, as a percent of revenue, increased by .5% to 22.2% in 1998, versus 21.7% in 1997. The increase in selling, general and administrative expenses was due to full accrual accounting for all expense categories applied across all of the acquisition companies on a more consistent basis.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million. The acquisition of certain operating assets of SKS and the stock of Central and Penn added an approximate additional $8.8 million of goodwill. Goodwill is being amortized over 40 years at an approximate amount of $1,000,000 per quarter. The increase in depreciation and amortization was caused by depreciation in assets acquired for SKS, Central and Penn, and by adjustments in the third fiscal quarter for year-to-date amortization of display fixtures.

The 1.4% increase in EBITDA from operations was due to the 1.9% increase in gross margin reduced by the .5% increase in selling, general and administrative expenses.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39,920,000 and 10% Subordinated Debentures in the aggregate amount of $18,560,000. During the second quarter of 1998, the Company repaid $5 million of Senior Debentures and added $4.5 million o f Subordinated Debentures. The increase in interest expense for the nine months from $5.3 million to $6 million is primarily attributable to the approximate $40 million in average bank borrowing in the third fiscal quarter of 1998 under the new loan agreement entered into in February of 1998.

During the quarter ended April 04, 1998, the Company sold certain operating assets of Yankee for a gain of approximately $8 million. The Company also generated other income in connection with the discounting of notes payable in connection with the refinancing.

As a result of the gain in the sale of the assets of Yankee, the Company had a loss of $645,000 for the first nine months of 1998, versus a loss of $10,894,000 in the first nine months of 1997.

Because of the loss carryforwards, UNIMAG had no federal income tax expense for the nine months of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $35 million of NOL from the estimated $65 million at September 27, 1997.

The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. . The calculation also includes shares issued in connection with the purchase of certain operating assets of SKS, shares issued in the conversion of debt to equity, shares sold during 1998, and shares returned to treasury during 1998. In addition, the calculation of earnings per share reflects the one for ten reverse split approved by the Shareholders at the 1997 Annual Meeting of Shareholders.

------------------------------------------------------------------------------

                                    LIQUIDITY
------------------------------------------------------------------------------

EBITDA
------

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA from operations for the third quarter of 1998 was $1,823,000, versus $1,453,000 for the third quarter of 1997. EBITDA from operations for the first nine months of 1998 was $4,021,000, versus $687,000 for the first nine months of 1997. The improvement in EBITDA from operations was attributable to the improvement in gross margin offset by higher selling, general and administrative changes in the third fiscal quarter of 1998.

The 1997 EBITDA was impacted negatively by the industry-wide gross margin pressures and by payroll costs.

The Company anticipates improvement in EBITDA during the remainder of the fiscal year due to continued sales increases and reductions in selling, general and administrative expenses. During the second quarter of 1998, the Company made acquisitions of the operations of two contiguous businesses with combined annualized sales of approximately $60 million. Due to their contiguous locations, the opportunity exists for incremental profit increases as that business is assimilated into the existing Company business during the balance of the fiscal year. During the second fiscal quarter of 1998, the Company was successful in negotiating margin recovery programs for approximately two-thirds of its magazine volume. During the fourth fiscal quarter, the Company anticipates additional programs will be implemented. On a weighted average basis, these programs should improve margins over the first two fiscal quarters by over 2%.

The acquisition transactions of the Company in 1996 added $154 million of goodwill to the Company's assets and $58.5 million of Senior and Subordinated Debentures to the Company's liabilities. The acquisition of certain operating assets of SKS and the stock of Central and Penn added an approximate additional $8 million of goodwill. On an annual basis, the Company anticipates future amortization of approximately $4,000,000 related to this goodwill. During the second quarter of 1998, the Company entered into new financing agreements which have resulted in an increase in interest expense.

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

During the quarter ended July 04, 1998, the working capital deficit increased by approximately $7.7 million, due primarily to the loss of $3.5 million and to a $3.5 million increase in short-term debt caused, in part, by the increase in receivables. Approximately $1 million of this working capital deficit was reflected in increases in accrued debenture interest. The balance was primarily reflected in decreases in inventory, increases in accounts receivable and increases in accounts payable and accrued expenses.

CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

During the third quarter of 1998, the Company used $2.3 million of cash in operations. The increase in receivables was offset by a decline in inventory levels, and both of these changes were impacted by the July 04 date for quarter end closing. Payables and accrued expenses increased by approximately $6.0 million.

The 1997 increase in cash from operations was caused by increases in current liabilities used to offset losses, net of depreciation and amortization.

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

During the first nine months of 1998, the Company spent a net of $5.5 million on investing activities, with the SKS, Central and Penn transactions requiring $6.6 million. The Company generated $3.2 million from the Yankee transaction and the sale of stock. Purchases of fixed assets used $.7 million cash and the purchase of long-term assets used $1.4 million cash.

In 1997, the sale of a Company plane acquired in the Stoll transaction provided $1.2 million in cash, while purchases of fixed assets and long-term assets used $2.2 million in cash.

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

During the third quarter of 1998, the Company increased borrowings by $3.4 million and made debt reductions of $.9 million.

During the second quarter of 1998, the Company obtained new borrowings of $38.8 million, and paid $18.1 million of debt with the proceeds. The Company also used $1.7 million cash for fees associated with the financing and redeemed $255,000 of treasury stock for cash. During the first quarter of 1998, the Company paid $.3 million of debt.

During 1997, the Company paid $2.7 million of debt in the first quarter and $.7 million of debt in the second quarter, and $.4 million of debt in the third quarter.

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


OPERATIONAL MEASURES
--------------------

The Company has converted all locations to its computer system, and receivables and payables can now be managed on a more consistent, company-wide basis. The Company continues to be engaged in collection efforts to reduce the average days outstanding, with excess cash proceeds earmarked for reductions in vendor payables.

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


Through the continued consolidation of the Company's warehouse and office functions, management expects the Company to achieve additional cost savings and operating efficiencies through the elimination of redundant overhead and the reduction of required facility square footage. Duplicate administrative and distribution functions are being eliminated, and the costs and benefits of technology are being spread over a larger customer base. Additionally, the consolidation of the businesses of the Company should increase purchasing power and the ability to negotiate favorable quantity discounts with publishers and national brokers.

MARGIN RECOVERY EFFORTS
-----------------------

The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996 and 1997 created a problem that needed resolution. During fiscal 1998, wholesalers, national distributors and publishers developed a variety of plans to provide margin recovery to wholesalers. The majority of these plans were implemented in the third fiscal quarter of 1998, with the expectation that there will be an annual margin recovery in excess of 2% from that point forward.

COMMITMENTS AND CONTINGENCIES
-----------------------------

The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions in 1996 and 1997. Many of these contracts are up for renewal in 1999, and the impact on the Company at that time is uncertain.

Previously, the Company was named as a defendant in various litigation matters. Subsequent to September 27, 1997, most of the claims were settled. The Company believes it has an adequate accrual for these claims, and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's future results of operations or financial conditions.

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

The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable in the Company's stock quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a sixteen-month period.

The issuance of the Company's 1997 annual report to shareholders caused the Company to be in non-compliance with certain non-financial covenants contained in the bank agreement. The banks have forborne their available rights and remedies under the bank agreement until October 4, 1998. The Company believes that it will be in compliance with all covenants or have obtained a waiver of any non compliance by the October 4th date. As part of the forbearance agreement, the Company has agreed to not make any cash interest payments due on the Senior Debentures for the period beginning January 1, 1998. By a modification of the Debenture Agreement, the holders of the Senior Debentures have agreed to this non-payment.

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

SEASONALITY
-----------

The sale of magazines, books, and newspapers is subject to minimal seasonality; however, the second fiscal quarter of the Company is historically the slowest revenue quarter.

YEAR 2000 ISSUES
----------------

The Company continues to address the Year 2000 Issue. The Company has hired two additional programmers to free up resources needed to update its in-house software. The Company also has initiated the process of seeking new financial reporting software to replace existing software, including general ledger, payroll, fixed assets, employee benefits and other related areas. The costs to date have not been material and have been expensed when incurred. The Company seeks to complete these plans during calendar 1998.

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

PART II.       OTHER INFORMATION AND SIGNATURES
               ---------------------------------

ITEM 1.        LEGAL PROCEEDINGS
               -----------------

        Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Form 10-Q for the Quarter Ended April 04, 1998: None

ITEM 2.        CHANGE IN SECURITIES:         None
               --------------------

ITEM 3.        DEFAULT UPON SENIOR SECURITIES:             None
               ------------------------------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:        None
               ---------------------------------------------------

ITEM 5.        OTHER INFORMATION:            None
               -----------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:
               --------------------------------

        (a)    None

        (b) Change in filing status. Effective October 2, 1994, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995. The Company's SB filing terminated with the filing of Form 10-KSB for September 27, 1997. The regular filing status resumed with Form 10-Q for the quarter ended January 03, 1998.

ITEM 7.        SIGNATURES
               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED MAGAZINE COMPANY

                                                    Registrant


                                          /s/ Ronald E. Scherer
                                          ------------------------------------
                                          Ronald E. Scherer
                                          President and Chief Executive Officer



                                          /s/ John B. Calfee, Jr.
                                          ------------------------------------
                                          John B. Calfee, Jr.
                                          Chief Financial Officer