Form 10-Q/A
period 1998-01-03
UNITED MAGAZINE CO
filed 1999-08-25
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10-QA
                                AMENDMENT NO. 1


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

                                   FORM 10-QA
                                   ----------

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

           Condensed Consolidated Balance Sheets (Unaudited)
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

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  AS OF JANUARY 03, 1998 AND SEPTEMBER 27, 1997
                  ---------------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)


                                                     January 03,  September 27,
                              ASSETS                    1998          1997
                              ------                 -----------  -------------
                                                     (Unaudited)   (Unaudited)
                                                    (As Restated)
CURRENT ASSETS:
   Cash                                               $  3,042      $  2,085
   Trade accounts receivable, net of allowance
   for doubtful accounts:
    -related party                                       2,313         1,579
    -other                                              42,596        43,269
   Inventories                                          37,023        40,534
   Notes receivable from related parties                   431           431
   Advances to related parties                          10,113         9,243
   Prepaids and other                                    1,192           746
                                                      --------      --------
              Total current assets                      96,710        97,887
                                                      --------      --------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                    291           291
   Building and improvements                             2,143         2,143
   Furniture and equipment                               6,291         6,167
   Vehicles                                              3,959         3,932
   Leasehold improvements                                1,183           977
                                                      --------      --------
                                                        13,867        13,510
   Less - accumulated depreciation and amortization     (4,130)       (3,621)
                                                      --------      --------

              Total property and equipment, net          9,737         9,889
                                                      --------      --------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of
   accumulated amortization                            151,622       152,601
   Notes receivable from related parties                 2,228         2,228
   Prepaid signing bonuses                               2,543         3,626
   Other assets, net                                     5,326         5,372
                                                      --------      --------
              Total other assets                       161,719       163,827
                                                      --------      --------

              Total assets                            $268,166      $271,603
                                                      ========      ========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                  AS OF JANUARY 03, 1998 AND SEPTEMBER 27, 1997
                  ---------------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)

                                                            January 03,  September 27,
               LIABILITIES AND SHAREHOLDERS' EQUITY            1998           1997
               ------------------------------------         -----------  -------------
                                                            (Unaudited)   (Unaudited)
                                                           (As Restated)
CURRENT LIABILITIES:
   Current portion of debt obligations                       $  1,842      $  1,842
   Accounts payable                                           112,926       113,370
   Accrued expenses                                            15,142        13,650
   Accrued interest on debentures                               7,364         6,091
   Income taxes payable                                           827           827
   Reserve for gross profit on sales returns                    9,031         8,351
                                                             --------      --------
              Total current liabilities                       147,132       144,131

LONG-TERM DEBT OBLIGATIONS                                     22,069        22,390

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                    39,920        39,920
   - Subordinated                                              18,560        18,560

DEFERRED COMPENSATION PLAN                                      1,035         1,077

ACCRUED PENSION OBLIGATION                                      1,623         1,623

POST-RETIREMENT OBLIGATION                                      1,604         1,604

DEALER ADVANCE PAYMENTS AND OTHER                                 108           144
                                                             --------      --------
              Total liabilities                               232,051       229,449
                                                             --------      --------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
476,543 shares                                                  4,992         4,833
                                                             --------      --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares
     authorized, 4,277,909 issued and 2,670,437
     outstanding (including shares subject to Put
     Agreements) and paid in capital                           43,698        43,698
   Obligation to issue shares (4,349,476)                      65,242        65,242
   Treasury stock, at cost                                       (101)         (101)
   Minimum pension liability adjustment                           (58)          (58)
   Retained deficit                                           (77,658)      (71,460)
                                                             --------      --------
              Total shareholders' equity                       31,123        37,321
                                                             --------      --------

              Total liabilities and shareholders' equity     $268,166      $271,603
                                                             ========      ========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                     JANUARY 03, 1998 AND DECEMBER 28, 1996
                     --------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)



                                                    3 Months     3 Months Ended
                                                     Ended         December 28,
                                                   January 03,        1996
                                                      1998
                                                   -----------   --------------
                                                   (Unaudited)     (Unaudited)
                                                  (As Restated)
NET SALES                                          $   77,311      $   74,429

COST OF SALES                                         (61,979)        (57,966)
                                                   ----------      ----------

              Gross profit                             15,332          16,463

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          (17,629)        (17,376)

DEPRECIATION AND AMORTIZATION                          (2,082)         (2,102)
                                                   ----------      ----------

LOSS FROM OPERATIONS                                   (4,379)         (3,015)
                                                   ----------      ----------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                               (1,819)         (1,793)
   Other, net                                               0             (66)
                                                   ----------      ----------

              Total other income (expenses), net       (1,819)         (1,859)
                                                   ----------      ----------

INCOME (LOSS) BEFORE TAXES                             (6,198)         (4,874)

INCOME TAXES                                             --              --
                                                   ----------      ----------

NET INCOME (LOSS)                                  $   (6,198)     $   (4,874)
                                                   ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                 7,075,638       7,054,495
                                                   ==========      ==========

EARNINGS (LOSS) PER SHARE                          $     (.88)     $     (.69)
                                                   ==========      ==========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                     JANUARY 03, 1998 AND DECEMBER 28, 1996
                     --------------------------------------

                (Dollar Amounts in Thousands, Except Share Data)

                                                                        3 Months       3 Months
                                                                         Ended           Ended
                                                                       January 03,    December 28,
                                                                          1998            1996
                                                                       -----------    ------------
                                                                       (Unaudited)     (Unaudited)
                                                                      (As Restated)
NET CASH (USED IN) OPERATING ACTIVITIES                                  $2,183         $ 1,005

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (357)           (380)
   Additions of long-term assets                                           (548)           (514)
   Sale of airplane held for resale                                           0           1,240
                                                                         ------         -------
              Net cash provided by (used in) investing activities          (905)            346
                                                                         ------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt obligations                                             (321)         (2,726)
                                                                         ------         -------
              Net cash provided by (used in) financing activities          (321)         (2,726)
                                                                         ------         -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                                 957          (1,375)

CASH, beginning of year                                                   2,085           2,547
                                                                         ------         -------

CASH, end of year                                                        $3,042         $ 1,172
                                                                         ======         =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                              $  387         $   487
   Cash paid during the period for taxes                                      0              12


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1998:  None

1997:  None


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                  FOR THE FIRST QUARTER ENDED JANUARY 03, 1998
                  --------------------------------------------
                                   (UNAUDITED)
                                   -----------


1.       GENERAL
         -------


In the opinion of management, the accompanying unaudited condensed consolidated financial statements, as restated, contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries (UNIMAG or the Company) as of January 03, 1998 and September 27, 1997, and the results of its operations and cash flows for the three months ended January 03, 1998 and December 28, 1996. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.


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


3.      RESTATEMENT OF FINANCIAL INFORMATION
        ------------------------------------

        The Company has historically estimated its gross margin during interim financial reporting periods. With the changes within the periodical wholesale distribution industry, the calculation of gross margin has become more complex. The Company has undergone a comprehensive review of its estimating process and has implemented changes for fiscal 1999. The impact on the previously reported Form 10-Q's has been determined and is part of this restatement.

        In addition to the restatement of gross margin, the Company's selling, general and administrative expenses have been restated due primarily to the correction of an error relating to monthly provisions for health insurance costs and for professional fees.

        For the quarter ended January 3, 1998, the restatement is as follows:

                                As Reported        Change        Restated
                                -----------        ------        --------
Net Sales                       $  77,311         $     0        $  77,311
Gross Margin                       18,263          (2,931)          15,332
Net Loss                           (2,367)         (3,831)          (6,198)
Loss Per Share                  $    (.33)        $  (.55)       $    (.88)


4.       PROVISION FOR INCOME TAXES
         --------------------------

The provision (benefit) for income taxes for the quarters ended January 03, 1998 and December 28, 1996 is as follows:

                                         1998           1997
                                         ----           ----

           Current                       $  0           $  0
           Deferred                         0              0
                                         ----           ----

                    Total                $  0           $  0
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


As of January 03, 1998, UNIMAG has approximately $69 million of Federal net operating loss (NOL) carryforwards for tax purposes. The amount that UNIMAG can utilize each year is restricted due to multiple changes in ownership, as defined under Section 382 of the Internal Revenue Code. The estimated annual limit is approximately $2 million per year, which could cause up to $39 million of the $69 million NOL to be lost. The NOL carryforwards will expire in the years 2003 through 2012.



At January 03, 1998, UNIMAG had income taxes payable of approximately $827,000. This relates primarily to Michiana's tax assessment plus interest for a total of approximately $1,371,000 due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG, net of certain refund claims. This obligation was paid in full with the proceeds from the refinancing in February of 1998.

5.       SUBSEQUENT EVENTS
         -----------------

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


The Company was required to meet certain financial covenants beginning in the fiscal quarter ended March 1998. These covenants were not in effect for the quarter ended January 3, 1998.

Acquisition of SKS. In February 1998, the Company acquired certain assets and liabilities of SKS. The consideration for the acquisition was the assumption of the related negative net worth of SKS.


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

The following table provides comparative financial information for the first fiscal quarters of 1998 and 1997.


                                         January 03, 1998    December 28, 1996
                                         ----------------    -----------------
                                           (As Restated)
 Results of Operations ($000):
    Revenue                                   $77,311             $74,429
    Gross Margin                               15,332              16,463
    Selling, General and Administrative        17,629              17,376
    EBITDA                                     (2,297)               (913)
Net Income (Loss)                              (6,198)             (4,874)

As a Percent of Revenue:
    Gross Margin                                 19.8                22.1
    Selling, General and Administrative          22.8                23.3
    EBITDA                                       (3.0)               (1.3)
    Net Income (Loss)                            (8.0)               (6.5)


The revenue for the Company for the quarter ended January 3, 1998 was $77,311,000, an increase of 3.9% over revenue for the quarter ended December 28, 1996.


During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 gross margin, as restated, decreased by 2.3% to 19.8%. The decline was due to continued discounting and to related pricing changes within the industry as competition and industry consolidations increased.

The restated 1998 selling, general and administrative expenses, as a percent of revenue, decreased by 0.5% to 22.8% in 1998 versus 23.3% in 1997. The reduction in selling, general and administrative expenses was due to the Company's cost-cutting efforts and consolidation of operations, as the Company was able to control costs while growing revenue.

The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million. This goodwill is being amortized over 40 years at an approximate amount of $962,500 per quarter.


All of these changes resulted in an increase in the net loss from operations to 5.7% of revenue in 1998 compared to (4.1)% in 1997.


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


Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first quarters of 1998 and 1997. The Company has a net operating loss (NOL) of approximately $69 million at January 03, 1998; however, the Company has not recognized any benefits from that NOL through January 03, 1998. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $40 million of the NOL.


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


EBITDA for the first quarter of 1998 was $(2,297,000) versus $(913,000) for 1997, a decline of $1,384,000. A decrease of $1,131,000 in gross margin and an increase of $253,000 in selling, general and administrative expenses caused the decline in EBITDA. The gross margin decline included a reduction in margin of 2.3% net of a revenue increase of $2,882,000.


The 1997 EBITDA was impacted negatively by the gross margin and payroll pressures during the quarter, and the Company delayed the implementation of some expected consolidation synergies with the acquisition companies during the initial periods of ownership until final consolidation plans could be made.


During the quarter ended January 03, 1998, the working capital deficit increased by $4,178,000 to $50,422,000, a 9.0% increase.

The Company anticipates improvement in EBITDA, as a percent of revenue, during the remainder of the fiscal year due to continued sales increases and continued reductions in selling, general and administrative expenses. During the second fiscal quarter, the Company sold assets of its Connecticut operations for a gain of approximately $7.8 million. Also, during the second quarter, the Company made acquisitions of the operations of two contiguous businesses with combined annualized sales of approximately $60 million. Due to their contiguous locations, the opportunity exists for incremental profit increases as that business is assimilated into the existing Company business. During the second fiscal quarter of 1998, the Company was successful in negotiating margin recovery programs for a portion of its magazine volume. On a weighted average basis, these programs should improve margins during the last two fiscal quarters.


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

3.       CASH FLOWS - OPERATING ACTIVITIES
         ---------------------------------

During the first quarter of 1998, the Company had $2,183,000 in net cash provided from operations, a $1,178,000 increase over the 1997 amount of $1,005,000. The increase was attributable to a $1,324,000 increase in the net loss, offset by increases in current liabilities.


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

6.       CAPITAL RESOURCES
         -----------------


During the first quarter of 1998, the Company negotiated with two banks. Note 5 describes the $38,000,000 loan arrangement obtained by the Company.


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

10.      MARGIN RECOVERY EFFORTS
         -----------------------


The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996 and 1997 created a problem that needed to be resolved. Wholesalers, national distributors and publishers have been working on a variety of plans to provide margin recovery to wholesalers. Several of these plans are scheduled for implementation in the third fiscal quarter of 1998, with the expectation that eventually there will be an annual margin recovery in excess of 2%.


11.      COMMITMENTS AND CONTINGENCIES
         -----------------------------


The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions during 1996, 1997 and 1998.


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

12.      FINANCING ARRANGEMENTS
         ----------------------


Each of the Acquisition Agreements with Stoll, Michiana, Klein and the Scherer Affiliates contemplated that stock or assets of the various Acquisition Parties would be contributed to the Company in exchange for Common Stock of the Company, valued at $15.00 per share, and for Senior and Subordinated Debentures. In addition, the Company issued a $4,500,000 Subordinated Debenture, the KDR Debenture, and made a cash payment of $500,000 in exchange for a $5,000,000 note owed to KDR Limited, an Ohio limited liability company whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director of the Company. KDR also received warrants to purchase 187,657 shares of Common Stock of the Company at $12.00 per share in connection with the exchange. R. David Thomas also purchased an additional 33,333 shares of Common Stock of the Company at a price of $15.00 per share. The Company also issued $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest on August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1. Principal on the Senior Debentures was to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1997; however, the parties to the Debenture Agreements agreed to accrue the required payments until the date of final closing and subordinate a portion of the payments in connection with debt refinancing described below by the Company. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a fifteen-month period. During 1999, several of these payments have been deferred.

The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a sixteen-month period. During 1999, several of these payments have been deferred.

The KDR Debenture contains terms similar to the Subordinated Debentures. The holder of the KDR Debenture is not a party to any of the modifications described above.

In February of 1998, the Company restructured existing bank and third party debt, including the payment of $5,000,000 of Senior Debentures, and consolidated banking relationships with both Key Capital, Inc. and The Chase Manhattan Bank. In connection with this restructuring, the Company expanded its bank lines of credit to support working capital and other requirements. The credit agreement entered into provided a revolving credit commitment of $30 million subsequently increased to $33 million, a term loan of $5 million and a capital expenditure loan of $3 million. The amount available to the Company under the revolving credit commitment is based on certain amounts of eligible accounts receivable and eligible inventories.

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

Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, or achievements, expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: the loss of chain customer business, the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to integrate the financial records and related information of acquired companies; the ability of the Company to obtain additional financing; the timing of the implementation of operating synergies; further changes in the industry, including margin recovery results; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.



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

ITEM 2.  CHANGE IN SECURITIES:     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES:     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:     None

ITEM 5.  OTHER INFORMATION


         The Company delayed filing its Form 10-KSB for the fiscal year ended September 27, 1997 and its Form 10-Q for the quarter ended January 03, 1998 until completion of its financial statements. In August of 1999 the Company filed its Form 10-K without the Accountant's Opinion.


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

                                       UNITED MAGAZINE COMPANY

                                              Registrant

                                       /s/ Ronald E. Scherer
                                       -------------------------------------
                                       Ronald E. Scherer
                                       President and Chief Executive Officer



                                       /s/ John B. Calfee, Jr.
                                       -------------------------------------
                                       John B. Calfee, Jr.
                                       Chief Financial Officer