Form 10-Q/A
period 1998-04-04
UNITED MAGAZINE CO
filed 1999-08-25
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------



                                  FORM 10-QA

                                  AMENDMENT #1


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

                     Yes:                       No:    X
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

                                    FORM 10-QA
                                    ----------

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

                                     UNITED MAGAZINE COMPANY
                                     -----------------------
                                            FORM 10-QA
                                            ----------
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              -------------------------------------
                           AS OF APRIL 04, 1998 AND SEPTEMBER 27, 1997
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

                                                                   (As Restated)


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

                                       UNITED MAGAZINE COMPANY
                                       -----------------------
                                              FORM 10-QA
                                              ----------
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------
                             AS OF APRIL 04, 1998 AND SEPTEMBER 27, 1997
                             -------------------------------------------

                          (Dollar Amounts in Thousands, Except Share Data)
                                                                        April 04,     September 27,
               LIABILITIES AND SHAREHOLDERS' EQUITY                       1998            1997
               ------------------------------------                     ---------     -------------
                                                                       (Unaudited)      (Audited)

                                                                      (As Restated)


CURRENT LIABILITIES:
   Current portion of debt obligations                                  $  3,968         $  1,842

   Accounts payable                                                      103,158          113,370
   Accrued expenses                                                       14,435           13,650

   Accrued interest on debentures                                          1,320            6,091
   Income taxes payable                                                        0              827
   Reserve for gross profit on sales returns                               8,358            8,351
                                                                        --------         --------

              Total current liabilities                                  131,239          144,131


LONG-TERM DEBT OBLIGATIONS                                                39,929           22,390

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                               34,920           39,920
   - Subordinated                                                         23,060           18,560

DEFERRED COMPENSATION PLAN                                                   993            1,077

ACCRUED PENSION OBLIGATION                                                 1,720            1,623

POST-RETIREMENT OBLIGATION                                                 1,404            1,604

DEALER ADVANCE PAYMENTS AND OTHER                                            108              144
                                                                        --------         --------

              Total liabilities                                          233,373          229,449
                                                                        --------         --------


COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
476,543 shares                                                             4,894            4,833
                                                                        --------         --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares authorized,
     9,204,832 and 4,277,909 issued, and 7,411,134 and 2,670,437 outstanding (including shares subject to Put Agreements),
     and paid in capital                                                 117,350           43,698
   Obligation to issue shares (0 and 4,349,476)                                0           65,242
   Treasury stock, at cost (1,793,698 and 1,613,069 shares)               (3,646)            (101)
   Minimum pension liability adjustment                                      (58)             (58)

   Retained deficit                                                      (76,254)         (71,460)
                                                                        --------         --------
              Total shareholders' equity                                  37,392           37,321
                                                                        --------         --------


              Total liabilities and shareholders' equity                $275,659         $271,603
                                                                        ========         ========

         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                             UNITED MAGAZINE COMPANY
                                             -----------------------
                                                    FORM 10-QA
                                                    ----------
                                   FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                                   -------------------------------------------
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -----------------------------------------------
                                        APRIL 04, 1998 AND MARCH 29, 1997
                                        ---------------------------------

                                 (Dollar Amounts in Thousand, Except Share Data)
                                            3 Months           3 Months           6 Months           6 Months
                                              Ended              Ended              Ended              Ended
                                              1998               1997               1998               1997
                                           ----------         ----------         ----------         ----------
                                           (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

                                          (As Restated)                         (As Restated)


NET SALES                                  $   76,711         $   75,675         $  154,022         $  150,103


COST OF SALES                                  61,881             59,095            123,860            117,060
                                           ----------         ----------         ----------         ----------

         Gross Profit                          14,830             16,580             30,162             33,043

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                      (17,977)           (16,433)           (35,606)           (33,809)

DEPRECIATION AND AMORTIZATION                  (2,169)            (2,473)            (4,251)            (4,575)
                                           ----------         ----------         ----------         ----------

LOSS FROM OPERATIONS                           (5,316)            (2,326)            (9,695)            (5,341)
                                           ----------         ----------         ----------         ----------


OTHER INCOME (EXPENSES), net:
    Interest Expense, net                      (1,813)            (1,627)            (3,632)            (3,420)
    Other, net                                  8,533                210              8,533                154
                                           ----------         ----------         ----------         ----------

         Total other income
         (expenses), net                        6,720             (1,407)             4,901             (3,266)
                                           ----------         ----------         ----------         ----------


INCOME (LOSS) BEFORE TAXES                      1,404             (3,733)            (4,794)            (8,607)

INCOME TAXES                                    --                 --                 --                 --
                                           ----------         ----------         ----------         ----------

NET INCOME (LOSS)                          $    1,404         $   (3,733)        $   (4,794)        $   (8,607)
                                           ==========         ==========         ==========         ==========

WEIGHTED AVERAGE SHARES OUTSTANDING         7,184,996          7,062,072          7,138,128          7,058,268
                                           ==========         ==========         ==========         ==========

EARNINGS (LOSS) PER SHARE                  $      .20         $     (.53)        $     (.67)        $    (1.22)
                                           ==========         ==========         ==========         ==========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                        UNITED MAGAZINE COMPANY
                                        -----------------------
                                               FORM 10-QA
                                               ----------
                              FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                              -------------------------------------------
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            ----------------------------------------------
                                       FOR THE SIX MONTHS ENDED
                                       ------------------------
                                   APRIL 04, 1998 AND MARCH 29, 1997
                                   ---------------------------------

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

                                                                       (As Restated)


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


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1998: The Company received treasury shares back as part of the sale of certain operating assets and as part of a litigation settlement. The Company issued shares to convert $4,910,000 of debt to equity and issued shares valued at $3,000,000 in connection with a liability assumed with the acquisition of the operating assets of SKS Enterprises, Limited, an Ohio limited liability company ("SKS"). The Company received a $2,500,000 note in connection with the sale of certain operating assets of Yankee and converted $4,500,000 of short-term debt to a subordinated debenture.

1997:    None

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                     Remainder of Page Intentionally Left Blank.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-QA
                                    ----------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   FOR THE SECOND QUARTER ENDED APRIL 04, 1998
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------


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



3.       RESTATEMENT OF FINANCIAL INFORMATION
         ------------------------------------

The Company has historically estimated its gross margin during interim financial reporting periods. With the changes within the periodical wholesale distribution industry, the calculation of gross margin has become more complex. The Company has undergone a comprehensive review of its estimating process and has implemented changes for fiscal 1999. The impact on the previously reported Form 10-Q has been determined and is part of this restatement.

In addition to the restatement of gross margin, the Company's selling, general, and administrative expenses have been restated due primarily to the correction of an error relating to monthly provisions for health insurance costs and for professional fees.

For the quarter ended April 04, 1998, the restatement is as follows:

                               As Reported                   Change                Restated
                               -----------                   ------                --------
Net Sales                      $ 76,711                      $     0               $ 76,711
Gross Margin                     17,698                       (2,868)                14,830
Net Income                        5,215                       (3,811)                 1,404
Income Per Share               $    .73                      $  (.53)              $    .20

For the six months ended April 04, 1998, the restatement is as follows:

                               As Reported                   Change                Restated
                               -----------                   ------                --------
Net Sales                      $154,022                      $     0               $154,022
Gross Margin                     35,961                       (5,797)                30,162
Net Income (Loss)                 2,848                       (7,642)                (4,794)
Income (Loss) Per Share        $    .40                      $ (1.07)              $   (.67)

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

On February 8, 1998 the Company had a change of control event for tax purposes. This event reduced the amount of net operating losses (NOL's) that can be used in the future to an estimated $28.7 million as of February, 1998. Of the $28.7 million, approximately $1.9 million can be used per year through October, 2013.


At September 27, 1997, UNIMAG had income taxes payable of approximately $827,000. This related primarily to Michiana's tax assessment plus interest for a total of approximately $1,371,000 due to the Internal Revenue Service as a result of unfavorable tax settlements relating to years 1994 and prior that was assumed by UNIMAG, net of certain refund claims. This obligation was paid in full with the proceeds from the refinancing in February of 1998.


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


The Company was required to meet certain financial covenants beginning in the fiscal quarter ended March 1998. Based on the restated financial results, the Company would not be in compliance with certain of the covenants; however, the Company has obtained forbearance agreements through January 31, 1999 for any non-compliance.


Acquisition of SKS. In February of 1998, the Company acquired certain assets and liabilities of SKS. The consideration for the acquisition was the assumption of the reduced negative net worth of SKS. The total net sales of SKS included in the consolidated financial statements for eight weeks of ownership during the quarter ended April 04, 1998 was approximately $8.2 million, an amount approximately equal to the quarterly revenue lost through the sale of Yankee operating assets.


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


The following table provides comparative financial information for the second fiscal quarters of 1998, as restated, and 1997.


                                           April 04, 1998     March 29, 1997
                                           --------------     --------------

                                           (As Restated)


Results of Operations ($000):
    Revenue                                    $76,711            $75,675

    Gross Margin                                14,830             16,580
    Selling, General and Administrative         17,977             16,433
    EBITDA from Operations                      (3,147)               147
    Net Income (Loss)                            1,404             (3,733)

As a Percent of Revenue:
    Gross Margin                                  19.3               21.9
    Selling, General and Administrative           23.4               21.7
    EBITDA from Operations                        (4.1)               0.2
    Net Income (Loss)                              1.8               (4.9)


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

The 1998 second quarter gross margin, as restated, decreased by 2.6% to 19.3%. The decline was due to continued discounting and to related pricing changes within the industry as competition and industry consolidations increased.

Selling, general and administrative expenses, as a percent of revenue, increased by 1.7% to 23.4% in 1998, versus 21.7% in 1997. The increase in selling, general and administrative expenses was due to the restated increase in monthly provisions for health insurance costs and professional fees and for costs incurred in the acquisitions of SKS, Penn and Central.


The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million.

Goodwill is being amortized over 40 years at an approximate amount of $1,000,000 per quarter.



All of these changes resulted in an increase in the net loss from operations to (6.9)% of revenue in 1998, compared to (3.1)% in 1997.


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


As a result of the other income, the Company had pre-tax income of $1,404,000 for the quarter ended April 04, 1998, versus a loss of $(3,733,000) during the corresponding quarter in the prior year.



Because of loss carryforwards, UNIMAG had no federal income tax expense for the second quarters of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $40 million of NOL from the estimated $69 million at January 03, 1998.


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

     ----------------------------------------------------------------------

            RESULTS OF OPERATIONS OF UNIMAG FOR THE SIX MONTHS ENDED
                        APRIL 04, 1998 AND MARCH 29, 1997

     ----------------------------------------------------------------------

REVIEW OF OPERATIONS
--------------------

The results of operations for the six months ended April 4, 1998 are not indicative of results from prior comparable periods, nor are the results for the six months indicative of future periods.


                                     Remainder of Page Intentionally Left Blank.

The following table provides comparative financial information for the first six months of 1998, as restated, and 1997.


                                            April 04, 1998      March 29, 1997
                                            --------------      --------------

                                            (As Restated)


Results of Operations ($000):
    Revenue                                    $154,022            $150,103

    Gross Margin                                 30,162              33,043
    Selling, General and Administrative          35,606              33,809
    EBITDA from Operations                       (5,444)               (766)
    Net Income (Loss)                            (4,794)             (8,607)

As a Percent of Revenue:
    Gross Margin                                   19.6                22.0
    Selling, General and Administrative            23.1                22.5
    EBITDA from Operations                         (3.5)                (.5)
    Net Income (Loss)                              (3.1)               (5.7)


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


During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 six months gross margin, as restated, decreased by 2.4% to 19.6% The decline was due to continued discounting and to related pricing changes within the industry as competition and industry consolidations increased.

Selling, general and administrative expenses, as a percent of revenue, increased by .6% to 23.1% in 1998, versus 22.5% in 1997. The increase in selling, general and administrative expenses was due to the restated increase in monthly provisions for health insurance costs and professional fees and for costs incurred in the acquisitions of SKS, Penn and Central.



The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $154 million. Goodwill is being amortized over 40 years at an approximate amount of $1,000,000 per quarter.



All of these changes resulted in an increase in the net loss from operations to (6.3)% of revenue in 1998, compared to (3.6)% in 1997.


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


As a result of the other income, the Company had a pre-tax loss of ($4,794,000) for the six months ended April 04, 1998, versus a loss of $(8,607,000) during the corresponding six month period in the prior year.



Because of the loss carryforwards, UNIMAG had no federal income tax expense for the six months of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $39 million of NOL from the estimated $69 million at January 03, 1998.


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


EBITDA from operations for the second quarter of 1998 was ($3,147,000) versus $147,000 for 1997, a decline of $3,294,000. EBITDA from operations for the first six months of 1998 was ($5,444,000) versus ($766,000) a decline of $4,678,000.
The decline in EBITDA for the second quarter of 1998 and the first six months of 1998 was due primarily to the decline in gross margin percent. The increases in selling, general and administrative expenses, including the restated increase in monthly provisions for health insurance costs and professional fees and for costs incurred in the acquisitions of SKS, Penn and Central, also contributed to the decline.


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


WORKING CAPITAL
---------------


At September 27, 1997, the Company had a deficit working capital of $46.2 million. At January 03, 1998, the deficit working capital was $50.4 million. During the quarter ended April 04, 1998, this working capital deficit decreased by $11.3 million to $39.1 million. While the purchase of certain operating assets of SKS and the stock of Central and Penn increased the deficit by approximately $7 million, the sale of certain operating assets of Yankee reduced the deficit by approximately $4.3 million, and the conversion of debenture interest to stock reduced the deficit by $4.9 million. The balance of the reduction in the working deficit was due primarily to refinancing, which converted short-term debt to long-term debt. The Company also exchanged $4.5 million of current debt for a $4.5 million subordinated debenture.


CASH FLOWS - OPERATING ACTIVITIES
---------------------------------


During the second quarter of 1998, the Company used $15.7 million of cash in operations, with approximately $10.5 million used to reduce accounts payable and accrued expenses, net of the impact of the SKS, Yankee, Central and Penn transactions. An additional $1.4 million was used to reduce Michiana-related federal income taxes payable. In current assets, the increase in receivables for SKS offset the decline in advances to SKS and the sale of certain operating assets of Yankee.


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

MARGIN RECOVERY EFFORTS
-----------------------


The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996 and 1997 created a problem that needed to be resolved. Wholesalers, national distributors and publishers have been working on a variety of plans to provide margin recovery to wholesalers. Several of these plans are scheduled for implementation in the third fiscal quarter of 1998, with the expectation that there will be an annual margin recovery in excess of 2%.


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