Form 10-Q/A
period 1998-07-04
UNITED MAGAZINE CO
filed 1999-08-25
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


-------------------------------------------------------------------------------

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

                       Yes:                         No:  X
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

                                   FORM 10-QA
                                   ----------

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

                                     UNITED MAGAZINE COMPANY
                                     -----------------------
                                            FORM 10-QA
                                            ----------
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             -------------------------------------
                            AS OF JULY 04, 1998 AND SEPTEMBER 27, 1997
                           -------------------------------------------
                         (Dollar Amounts in Thousands, Except Share Data)




                                ASSETS                          July 04,     September 27,
                                ------                            1998            1997
                                                               ------------  ------------
                                                                (Unaudited)    (Audited)
                                                              (As Restated)


CURRENT ASSETS:
   Cash                                                         $   1,774    $   2,085
   Trade accounts receivable, net
   -related party                                                   1,579        1,579
   -other                                                          61,911       43,269
   Inventories                                                     25,315       40,534
   Notes receivable from related parties                              431          431
   Advances to related parties                                      2,846        9,243
   Prepaids and other                                               1,404          746
                                                                ---------    ---------
              Total current assets                                 95,260       97,887
                                                                ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                               291          291
   Building and improvements                                        2,115        2,143
   Furniture and equipment                                          7,887        6,167
   Vehicles                                                         4,300        3,932
   Leasehold improvements                                           1,438          977
                                                                ---------    ---------
                                                                   16,031       13,510
   Less - accumulated depreciation and amortization                (5,256)      (3,621)
                                                                ---------    ---------

              Total property and equipment, net                    10,775        9,889
                                                                ---------    ---------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated
   amortization                                                   158,297      152,601
   Notes receivable from related parties                            2,013        2,228
   Prepaid signing bonuses                                          6,082        3,626
   Other assets, net                                                9,441        5,372
                                                                ---------    ---------
             Total other assets                                   175,833      163,827
                                                                ---------    ---------

             Total assets                                       $ 281,868    $ 271,603
                                                                =========    =========


         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                UNITED MAGAZINE COMPANY
                                -----------------------
                                      FORM 10-QA
                                      ----------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                      AS OF JULY 04, 1998 AND SEPTEMBER 27, 1997
                      ------------------------------------------
                   (Dollar Amounts in Thousands, Except Share Data)




             LIABILITIES AND SHAREHOLDERS' EQUITY              July 04,   September 27,
             ------------------------------------               1998         1997
                                                              ---------    ---------
                                                             (Unaudited)   (Audited)
                                                            (As Restated)
CURRENT LIABILITIES:
   Current portion of debt obligations                        $   7,701    $   1,842
   Accounts payable                                             111,526      113,370
   Accrued expenses                                              16,974       13,650
   Accrued interest on debentures                                 2,283        6,091
   Income taxes payable                                               0          827
   Reserve for gross profit on sales returns                      8,398        8,351
                                                              ---------    ---------
              Total current liabilities                         146,882      144,131

LONG-TERM DEBT OBLIGATIONS                                       38,681       22,390

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                      34,920       39,920
   - Subordinated                                                23,060       18,560

DEFERRED COMPENSATION PLAN                                          955        1,077

ACCRUED PENSION OBLIGATION                                        1,720        1,623

POST-RETIREMENT OBLIGATION                                        1,404        1,604

DEALER ADVANCE PAYMENTS AND OTHER                                     0          144
                                                              ---------    ---------
              Total liabilities                                 247,622      229,449
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
476,543 shares                                                    4,974        4,833
                                                              ---------    ---------
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53,250,000 shares
    authorized, 9,204,832 and 4,277,909 issued, and
    7,411,134 and 2,670,437 outstanding (including
    shares subject to Put Agreements), and paid in
    capital                                                     117,686       43,698
   Obligation to issue shares (0 and 4,349,476)                       0       65,242
   Treasury stock, at cost (1,799,295 and 1,613,069 shares)      (3,730)        (101)
   Minimum pension liability adjustment                             (58)         (58)
   Retained deficit                                             (84,626)     (71,460)
                                                              ---------    ---------
              Total shareholders' equity                         29,272       37,321
                                                              ---------    ---------

              Total liabilities and shareholders' equity      $ 281,868    $ 271,603
                                                              =========    =========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                UNITED MAGAZINE COMPANY
                                -----------------------
                                      FORM 10-QA
                                      ----------
                       FOR THE THIRD QUARTER ENDED JULY 04, 1998
                       -----------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    -----------------------------------------------
                            JULY 04, 1998 AND JUNE 28, 1997
                            -------------------------------

                    (Dollar Amounts in Thousand, Except Share Data)


                                 3 Months        3 Months     9 Months          9 Months
                                   Ended          Ended         Ended            Ended
                                   1998            1997          1998            1997
                                -----------    -----------    -----------    -----------
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                               (As Restated)                 (As Restated)
NET SALES                       $    82,692    $    79,601    $   236,714    $   229,704

COST OF SALES                        66,033         62,039        189,893        179,099
                                -----------    -----------    -----------    -----------

        Gross Profit                 16,659         17,562         46,821         50,605

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             (19,715)       (16,109)       (55,321)       (49,918)

DEPRECIATION AND                     (2,682)        (1,819)        (6,933)        (6,394)
AMORTIZATION                    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                 (5,738)          (366)       (15,433)        (5,707)
                                -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES), net:
    Interest Expense, net            (2,347)        (1,898)        (5,979)        (5,318)
    Other, net                         (287)           (23)         8,246            131
                                -----------    -----------    -----------    -----------

 Total other income                  (2,634)        (1,921)         2,267         (5,187)
      (expenses), net           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE TAXE            (8,372)        (2,287)       (13,166)       (10,894)

INCOME TAXES                           --             --             --             --
                                -----------    -----------    -----------    -----------

NET INCOME (LOSS)               $    (8,372)   $    (2,287)   $   (13,166)   $   (10,894)
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                       7,443,007      7,069,413      7,229,592      7,061,978
                                ===========    ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE       $     (1.12)   $      (.32)   $     (1.82)   $     (1.54)
                                ===========    ===========    ===========    ===========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
                    FOR THE THIRD QUARTER ENDED JULY 04, 1998
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                         JULY 04, 1998 AND JUNE 28, 1997
                         -------------------------------

                   (Dollar Amounts in Thousands, Except Share Data)


                                                          9 Months     9 Months
                                                            Ended        Ended
                                                        July 04, 1998 June 28, 1997
                                                          -----------  -----------
                                                          (Unaudited)  (Unaudited)
                                                         (As Restated)

NET CASH (USED IN) OPERATING ACTIVITIES                    $(15,857)   $  3,695

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of operating assets                                   2,700           0
   Sale of stock                                                500           0
   Purchase of stock of companies                            (2,552)          0
   Cash used for asset purchase                              (4,050)          0
   Purchases of property and equipment                         (665)       (831)
   Additions of long-term assets                             (1,398)     (1,366)
   Sale of airplane held for resale                               0       1,240
                                                           --------    --------
             Net cash provided by (used in) investing        (5,465)       (957)
               activities                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                         42,241           0
   Payment of debt obligations                              (19,234)     (3,824)
   Cash used for financing costs                             (1,657)          0
   Redemption of putable shares of common stock                (339)          0
                                                           --------    --------
             Net cash provided by (used in) financing        21,011      (3,824)
               activities                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                    (311)     (1,086)

CASH, beginning of year                                       2,085       2,547
                                                           --------    --------

CASH, end of year                                          $  1,774     $ 1,461
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                $  1,785    $  1,653
   Cash paid during the period for taxes                      1,371          23


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------


1998: The Company received treasury shares back as part of the sale of certain operating assets and as part of a litigation settlement. The Company issued shares to convert $4,910,000 of debt to equity and issued shares valued at $3,000,000 to a related party for $15.00 per share in connection with a liability assumed with the acquisition of the operating assets of SKS Enterprises, Limited, an Ohio limited liability company ("SKS"). The Company received a $2,500,000 note in connection with the sale of certain operating assets of Yankee and converted $4,500,000 of short-term debt to a subordinated debenture.

1997:    None

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                     Remainder of Page Intentionally Left Blank.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                   FORM 10-QA
                                   ----------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                    FOR THE THIRD QUARTER ENDED JULY 04, 1998
                    -----------------------------------------
                                   (UNAUDITED)
                                   -----------


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


3.      RESTATEMENT OF FINANCIAL INFORMATION
        ------------------------------------

     The Company has historically estimated its gross margin during interim financial reporting periods. With the changes within the periodical wholesale distribution industry, the calculation of gross margin has become more complex. The Company has undergone a comprehensive review of its estimation process and has implemented changes for fiscal 1999. The impact on the previously reported Form 10-Qs has been determined and is part of this restatement.

     In addition to the restatement of gross margin, the Company's selling general and administrative expenses have been restated due primarily to the correction of an error relating to monthly provisions for health insurance cost and for professional fees.

     For the quarter ended July 04, 1998. the restatement is as follows:

                         As Reported              Charge              Restated
                         -----------              ------              --------
Net Sales                $ 82,692                 $     0             $ 82,692
Gross Margin               20,538                  (3,879)              16,659
Net (Loss)                 (3,493)                 (4,879)              (8,372)
Loss Per Share           $   (.47)                $  (.65)            $  (1.12)

     For the nine months ended July 04, 1998, the restatement is as follows:

                         As Reported              Charge              Restated
                         -----------              ------              --------
Net Sales               $236,714                 $      0            $236,714
Gross Margin              56,499                   (9,678)             46,821
Net (Loss)                  (645)                 (12,521)            (13,166)
Loss Per Share          $   (.09)                $  (1.73)           $  (1.82)

4.      PROVISION FOR INCOME TAXES
        --------------------------


The provision (benefit) for income taxes for the periods ended July 04, 1998 and June 28, 1997 is as follows:

                         Three Months   Three Months    Six Months     Six Months
                          Ended 1998     Ended 1997     Ended 1998     Ended 1997
                         ------------   ------------    ----------     -----------

Current                    $     0        $     0        $     0        $     0
Deferred                         0              0              0              0
                           -------        -------        -------        -------
         Total             $     0        $     0        $     0        $     0
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


On February 8, 1998 the Company had a change at control event for tax purposes. This event reduced the amount of net operating losses of (NOL's) that can be used in the future to an estimated $28.7 million as of February 1998. Of the $28.7 million, approximately $1.9 million can be used per year through October, 2013. Additional NOL's of approximately $10.0 million were generated from February 8, 1998 though July 4, 1998. These have no restrictions and expire in 2013.

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

5.       SIGNIFICANT EVENTS
         ------------------

SALE OF CERTAIN OPERATING ASSETS AND LIABILITIES OF YANKEE. In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee to a third party for approximately $8.3 million. Consideration was in the form of cash ($2.7 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). The final selling price will be determined based partially upon the closing balance sheet of Yankee as of the transaction date. The Company anticipates that a gain of approximately $7.8 million will be recognized on the sale. The total net sales of Yankee included in the consolidated financial statements for the quarter ended January 03, 1998 was approximately $8.2 million.


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



     The Company was required to meet certain financial covenants beginning in the fiscal quarter ending March 1998. Based on the restated financial results, the Company would not be in compliance with certain of the covenants; however, the Company has obtained forbearance agreements through January 31, 1999 for any non-compliance.



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


The following table provides comparative financial information for the third fiscal quarters of 1998, as restated, and 1997.

                                                        July 04, 1998                    June 28, 1997
                                                ------------------------          ----------------------
                                                       (As Restated)
 Results of Operations ($000):
    Revenue                                                  $    82,692                    $    79,601
    Gross Margin                                                  16,659                         17,562
    Selling, General and Administrative                           19,715                         16,109
    EBITDA from Operations                                        (3,056)                         1,453
    Net loss                                                      (8,372)                        (2,287)

As a Percent of Revenue:
    Gross Margin                                                    20.1                           22.0
    Selling, General and Administrative                             23.8                           20.2
    EBITDA from Operations                                          (3.7)                           1.8
    Net loss                                                       (10.1)                          (2.9)


The revenue for the Company for the quarter ended July 04, 1998 was $82,692,000, an increase of 3.9% over revenue for the quarter ended June 28, 1997. The increase was due primarily to the impact of revenue from the acquisition of SKS assets, net of the revenue lost in the sale of Yankee.


During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 third quarter gross margin, as restated, decreased by 1.9% to 20.1%. The decline was due to continued discounting and to related pricing changes within the industry as competition and industry consolidation increased.

Selling, general and administrative expenses, as a percent of revenue, increased by 3.6% to 23.8% in 1998, versus 20.2% in 1997. The increase in selling, general and administrative expenses was due to the restated increase in monthly provisions for health insurance costs and professional fees and for costs incurred in the acquisitions of SKS, Penn and Central.

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

The decline in gross margin of 1.9% plus the 3.6% increase in selling, general and administrative expenses resulted in a 5.5% decrease in EBITDA from operations.


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


The reduction in gross margin, the increase in selling, general and administrative expense, and the increase in the quarter for depreciation, amortization and interest resulted in an increase in the net loss from $2.3 million to $8.4 million.

Because of loss carryforwards, UNIMAG had no federal income tax expense for the third quarters of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $40 million of NOL from the estimated $69 million at January 3, 1998.


The calculation of earnings per common share and weighted average number of shares outstanding includes the shares issued for Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates for the periods determined under the respective agreements. The calculation also includes shares issued in connection with the purchase of certain operating assets of SKS, shares issued in the conversion of debt to equity, shares sold during 1998, and shares returned to treasury during 1998. In addition, the calculation of earnings per share reflects the one for ten reverse split approved by the Shareholders at the 1997 Annual Meeting of Shareholders.
-------------------------------------------------------------------------------

            RESULTS OF OPERATIONS OF UNIMAG FOR THE NINE MONTHS ENDED
                         JULY 04, 1998 AND JUNE 28, 1997
-------------------------------------------------------------------------------

REVIEW OF OPERATIONS
--------------------

The results of operations for the nine months ended July 04, 1998 are not indicative of results from prior comparable periods, nor are the results for the nine months indicative of future periods.


                                     Remainder of Page Intentionally Left Blank.

The following table provides comparative financial information for the first nine months of 1998, as restated and 1997.

                                                        July 04, 1998               June 28, 1997
                                                ------------------------         ----------------------
                                                        (As Restated)
 Results of Operations ($000):
    Revenue                                                 $    236,714                   $    229,704
    Gross Margin                                                  46,821                         50,605
    Selling, General and Administrative                           55,321                         49,918
    EBITDA from Operations                                        (8,500                            687
    Net Loss                                                     (13,166)                      (10,894)

As a Percent of Revenue:
    Gross Margin                                                    19.8                           22.0
    Selling, General and Administrative                             23.4                           21.7
    EBITDA from Operations                                          (3.6                             .3
    Net Loss                                                        (5.6)                         (4.7)


The revenue for the Company for the nine months ended July 4, 1998 was $236,714,000, an increase of 3.1% over revenue for the nine months ended June 28, 1997. The increase was due primarily to the impact of revenue from the acquisition of SKS assets net of the revenue lost from the sale of Yankee.


During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1998 nine months gross margin, as restated, decreased by 2.2% to 19.8%. The decline was due to continued discounting and to related pricing changes within the industry as competition and industry consolidation increased.

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


The 3.9% decrease in EBITDA from operations was due to the 2.2% decrease in gross margin and the 1.7% increase in selling, general and administrative expenses.

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

Including the gain on the sale of the assets of Yankee, the Company had a loss of $13.2 million for the first nine months of 1998, versus a loss of $10.9 million in the first nine months of 1997.

Because of the loss carryforwards, UNIMAG had no federal income tax expense for the nine months of 1998 and 1997. Because of a change of control in February of 1998, the Company anticipates the loss of approximately $40 million of NOL from the estimated $69 million at September 27, 1997.


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

EBITDA from operations for the third quarter of 1998 was $(3,056,000) versus $1,453,000 for 1997, a decline of $4,509,000. EBITDA from operations for the first nine months of 1998 was $(8,500,000) versus $687,000 for 1997, a decline of $9,187,000. The decline in EBITDA for the third quarter of 1998 and the first nine months of 1998 was due primarily to the decline in gross margin percent. The increases in selling, general and administrative expenses, including the restated increases in monthly provisions for health insurance costs and professional fees and for costs incurred in the acquisitions of SKS, Penn and Central, also contributed to the decline.


The 1997 EBITDA was impacted negatively by the industry-wide gross margin pressures and by payroll costs.


During the second quarter of 1998, the Company made acquisitions of the operations of two contiguous businesses with combined annualized sales of approximately $60 million. Due to their contiguous locations, the opportunity exists for incremental profit increases as that business is assimilated into the existing Company business during the balance of the fiscal year. During the second fiscal quarter of 1998, the Company was successful in negotiating margin recovery programs for a portion of its magazine volume. During the fourth fiscal quarter, the Company anticipates additional programs will be implemented. On a weighted average basis, these programs should improve margins.


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

During the quarter ended July 04, 1998, the working capital deficit increased by approximately $12.5 million to 51.6 million, due primarily to the loss of $8.4 million and to a $3.5 million increase in short-term debt caused, in part, by the increase in receivables. Approximately $1 million of this working capital deficit was reflected in increases in accrued debenture interest. The balance was primarily reflected in decreases in inventory, increases in accounts receivable and increases in accounts payable and accrued expenses.


CASH FLOWS - OPERATING ACTIVITIES
---------------------------------


During the third quarter of 1998, the Company used $2.3 million of cash in operations. The increase in receivables was offset by a decline in inventory levels, and both of these changes were impacted by the July 4 date for quarter end closing. Payables and accrued expenses increased by approximately $6.0 million.


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

CAPITAL RESOURCES
-----------------


During the second quarter of 1998, the Company completed a loan package with two banks. Notes 5 describes the $38,000,000 loan arrangement obtained by the Company. See also "Financing Arrangements" below.


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

MARGIN RECOVERY EFFORTS
-----------------------


The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996 and 1997 created a problem that needed resolution. During fiscal 1998, wholesalers, national distributors and publishers developed a variety of plans to provide margin recovery to wholesalers. Several of these plans were implemented in the third fiscal quarter of 1998, with the expectation that eventually there will be an annual margin recovery in excess of 2%.


COMMITMENTS AND CONTINGENCIES
-----------------------------


The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions in 1996, 1997 and 1998. Many of these contracts are up for renewal in 1999, and the impact on the Company at that time is uncertain.


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


The KDR Debenture contains terms similar to the Subordinated Debenture. The Holder of the KDR Debenture is not a party to any of the modification described above.


The issuance of the Company's 1997 annual report to shareholders caused the Company to be in non-compliance with certain non-financial covenants contained in the bank agreement. The banks have forborne their available rights and remedies under the bank agreement until January 31, 1999. As part of the forbearance agreement, the Company has agreed to not make any cash interest payments due on the Senior Debentures for the period beginning January 1, 1998 through the maturity of the bank term loan discussed below. By a modification of the Debenture Agreement, the holders of the Senior Debentures have agreed to this non-payment.



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

PART II.       OTHER INFORMATION AND SIGNATURES
               ---------------------------------

ITEM 1.        LEGAL PROCEEDINGS
               -----------------


        Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Form 10-Q for the Quarter Ended April 4, 1998: None


ITEM 2.        CHANGE IN SECURITIES:         None
               --------------------

ITEM 3.        DEFAULT UPON SENIOR SECURITIES:             None
               ------------------------------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:        None
               ---------------------------------------------------

ITEM 5.        OTHER INFORMATION:            None
               -----------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:
               --------------------------------

        (a)    None


        (b) Change in filing status. Effective October 2, 1994, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995. The Company's SB filing terminated with the filing of Form 10-KSB for September 27, 1997. The regular filing status resumed with Form 10-Q for the quarter ended January 3, 1998.


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