Form 10-K
period 1998-10-03
UNITED MAGAZINE CO
filed 1999-08-25
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
--------------------------------------------------------------------------------

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1998

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

                                   Yes:    No: X
                                       ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 3, 1998 is unknown due to the fact that there is no active trading market in the Registrant's shares.

         The Registrant's revenues for the fiscal year ended October 3, 1998 were $324,100,000.

         The Registrant's number of common shares, without par value, outstanding as of April 30, 1999 was 7,482,614.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                             UNITED MAGAZINE COMPANY

                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED OCTOBER 3, 1998
                                      INDEX

PART I                                                                                             PAGE NUMBER
------                                                                                             -----------
ITEM 1.    BUSINESS                                                                                    1-8

ITEM 2.    PROPERTIES                                                                                  8-9

ITEM 3.    LEGAL PROCEEDINGS                                                                           9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         9

PART II
-------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                       10

ITEM 6.    SELECTED FINANCIAL DATA                                                                     11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       12-22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                 23-48

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                        49

PART III
--------

ITEM 10.   DIRECTORS                                                                                   50-52

ITEM 11.   EXECUTIVE COMPENSATION                                                                      53-54

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                              55-58

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              59-64

PART IV
-------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                             65-70

SIGNATURES                                                                                             71

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

         The operations for the year ended October 3, 1998 were conducted through its consolidated subsidiaries and through companies merged into the Company during the year. The results for the year include the operations of Service News Company (of Waterbury, Connecticut), a Connecticut corporation, doing business as Yankee News Company, ("Yankee") for three months, the operations of business acquired from SKS Enterprises, Limited, an Ohio limited liability company, ("SKS") for eight months, the operations of business acquired through the purchase of stock of Central Wholesale, Inc., a Pennsylvania corporation, ("Central") and Penn News Company, Inc., a Pennsylvania corporation, ("Penn") for seven months, and the operations of all other subsidiaries for an entire year.

         The operations for the year ended September 27, 1997 were conducted through its consolidated subsidiaries and also include the full-year impact of the five business combinations, which the Company operated beginning in the fourth quarter of 1996, and which are more fully discussed below. The operations for the year ended September 27, 1997 were conducted through the following consolidated subsidiaries: Yankee, Service News Company (of Wilmington, North Carolina), a North Carolina corporation ("Wilmington"); and Triangle News Company, Inc., a Pennsylvania corporation ("Triangle").

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

         Yankee was engaged in wholesale magazine, newspaper and book distribution and owned and operated four newsstands and one bookstore. Certain operating assets of Yankee were sold in January of 1998. The non-operating portion of Yankee was merged into the Company on March 6, 1998.

         In February of 1998, the Company acquired certain assets and liabilities of SKS Enterprises, Limited, an Ohio limited liability company ("SKS"), organized by three directors, Ronald E. Scherer, George R. Klein and Richard H. Stoll, Sr. SKS had wholesale and retail operations similar to the Company in the States of Michigan, Ohio, Indiana and Kentucky.

         On March 2, 1998, the Company acquired the stock of Central and Penn. Both of these companies were merged into the Company on March 6, 1998.

         RC was engaged in the business of managing and reporting information on retail display allowances and collecting these allowances which are paid by publishers to retailers. RC was sold in July of 1996.

         During the fourth fiscal quarter of 1996, the Company also completed business combinations with Michiana News Service, Inc., a Michigan corporation ("Michiana"), The Stoll Companies, an Ohio corporation ("Stoll"), and The George
R. Klein News Co., Central News Co., and Newspaper Sales, Inc., all Ohio corporations (collectively, "The Klein Companies" or "Klein"), all independent magazine, book, and newspaper ("periodical") distributors. These transactions were accounted for as a purchase as of July, 1996 (September 14, 1996 for Klein).

         During the fourth fiscal quarter of 1996, the Company also completed business combinations with a number of companies affiliated with Ronald E. Scherer, the Company's chairman ("Ronald E. Scherer"), also engaged in wholesale periodical distribution (the "Scherer Affiliates"): Ohio Periodical Distributors, Inc., an Ohio corporation ("OPD"); Northern News Company, a Michigan corporation ("Northern"); Wholesalers Leasing, Corp., a Delaware corporation ("Wholesalers"); Scherer Companies, a Delaware corporation ("Scherer Companies"); and, pursuant to the agreement with Northern, MacGregor News Services, Inc., a Michigan corporation ("MacGregor"). The Company also acquired the stock of Read-Mor Bookstores, Inc., an Ohio corporation ("Read-Mor"), a company managed by Scherer Companies. Read-Mor owned six retail bookstore locations and was an insignificant acquisition. These transactions were accounted for as a purchase as of July, 1996.

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

         Shareholders who were entitled to vote more than 50% of the stock of the Company had agreed to vote their shares in favor of the transactions. Since approval of the transactions was assured and UNIMAG had effective control over the operations of the companies, the Acquisition Parties were included in the 1996 consolidated financial statements of UNIMAG as discussed in the footnotes to the financial statements.

         UNIMAG also owns two inactive subsidiaries.

BUSINESS OF THE COMPANY

         The Company is a regional wholesaler of periodicals. It distributes its products to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offer mass market reading materials to consumers. The Company also maintains retail bookstores that sell its products and related products to consumers. The Company is a dominant regional periodical wholesaler in Ohio, Michigan, Indiana and western Pennsylvania, with an estimated market share of greater than fifty percent (50%). The Company also provides similar services from its Wilmington, North Carolina location, selling to customers primarily in eastern North Carolina.

REVENUES

         The acquisition activities of the Company have transformed it to an entity which generated annualized pro forma net sales for fiscal year 1996 of approximately $281 million for all entities, with combined net sales for fiscal 1997 of approximately $298 million, and with combined net sales for fiscal 1998 of approximately $324 million.

EMPLOYEES

         At October 3, 1998, the Company employed approximately 2,800 employees, including 1,200 full-time employees, of which 215 were represented by various locals of the Teamsters Union with contracts expiring through 2001. In the opinion of management, relations with both union and non-union employees have been satisfactory.

PRODUCTS

         The Company generates revenue primarily from the sale and distribution of mass market reading materials including magazines, paperback and hardback books, newspapers and other complementary items.

         o Magazines. The Company distributes over 3,500 different magazine titles which focus on a diverse range of consumer interest topics. Sales of magazines currently represent approximately 87% of total Company revenue.

         o Books. The Company's book business currently represents approximately 11% of total Company revenue. Approximately 60% of book revenue is derived from the sale of paperbacks, at an approximate average retail price of $6.55 per paperback, and approximately 16% is derived from the sale of hardcover books, at an approximate average retail price of $22.00 per hardcover book. The balance comes from the sale of children's books and bargain books.

         o Newspapers. In selected Ohio markets, the Company distributes over 50 local and national newspapers including daily, weekly and Sunday only titles. Sales of newspapers currently represent approximately 1% of total Company revenues.

         o Other. The Company also distributes items such as trading cards, maps and calendars; however, this category does not represent a significant component of the Company's business. Sales of these items currently represent approximately 1% of total Company revenues.

         o Included in the Company's revenues are retail sales of $12.5 million. The Company's wholesale sales of $4.1 million to its retail stores were eliminated in consolidation.

SUPPLIERS AND PRICING

         The Company purchases approximately 84% of its product from five suppliers which are national distributors: The Hearst Distribution Group, Warner Publisher Services, Murdoch Magazine Distribution, Inc., Curtis Circulation Co. and Kable Distribution Services. These suppliers represent approximately 72% of accounts payable. The retail prices of the periodicals that the Company distributes are established by publishers such as Time Warner, Hearst and Hachette.

         The Company purchases periodicals from these and other national distributors at a discount to the suggested retail price and then sells them to retailers at a lesser discount. Most of the larger retailers, such as The Kroger Company, Giant Eagle, Meijers, CVS, Rite Aid, Food Lion and Big Bear Stores have entered into multi-year contracts with wholesale distributors. This has resulted in an increase in the discount to retailers and a reduction in the gross margin to the wholesale distributors.

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

         The Company's distribution facilities receive product in bulk form during the week. The distribution facilities are especially active on Fridays and Mondays when weekly titles such as People Magazine, TV Guide and the National Enquirer are received, packaged and delivered to retailers. Delivery of weekly periodicals must be made within 24 hours after receipt of such periodicals by the distribution facilities.

         As inventory is received, a copy of each title is sent to the receiving department where a validation clerk scans the title to verify the magazine issue, retail prices and quantity. After the quantity is verified, the receiving department enters the item into the tracking system. If the allotted quantity in the system does not match the quantity received, the clerk manually enters the correct amount. A receiving clerk scans the product and identifies the location for the product on the automatic conveyor system (the "Tie Line"). The product is then immediately routed to the proper position on the Tie Line where it is stacked and bundled for shipment.

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

         When product is returned to the Company, titles are individually scanned into a returned inventory tracking system and sent down a conveyer belt to be shredded and baled. The Company generates additional revenue from the sale of these bales of scrap paper to a recycler. The price for baled paper fluctuates on the open market, but the Company bears no material risk due to paper pricing.

         During 1997, the Company transformed several of its warehouse facilities into depots by shifting warehouse and office functions into larger, centralized facilities. The Company currently maintains large processing centers in Cincinnati, Ohio, Jackson, Michigan, Solon, Ohio, Findlay, Ohio and Wilmington, North Carolina. These processing centers support additional contiguous delivery depots.

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

         o Impact Marketing Program. This marketing program customizes magazine displays to utilize otherwise wasted space in retail outlets like structural columns, freezer bases and end-caps, thereby increasing the number of displays within a store from two to up to seven. These locations are usually in the highest traffic areas within the store and represent excellent cross merchandising opportunities.

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

THE SMARTS SYSTEM

         The SMARTS System, which management believes is the only system of its kind in the wholesale periodical distribution industry, was developed and is maintained by internal management information systems professionals at UNIMAG. The SMARTS System analyzes the market area of each retail location to customize product allocation to correspond to the buying habits and trends of the primary consumer base. Through customer profiling and product placement programs, the SMARTS System increases sales by pinpointing the product that the consumer is most likely to buy and strategically placing it on display in an optimum location within the store.

         o Consumer Profiling. Utilizing sophisticated data gathered by the US Census Bureau and provided to UNIMAG pursuant to contracts with CACI and Claritas, the SMARTS System is a proprietary product allocation system that provides a detailed consumer profile for a particular market area, enabling the Company to target its product mix based upon the demographic (i.e., age, population, gender, occupation, income, ethnicity, marital status, religion and education level) and psychographic (i.e., lifestyle and purchasing behavior) characteristics of the market area.

                  These characteristics group consumers into lifestyle cluster groups. A retail location is then assigned to one of 72 lifestyle cluster groups. The preferences of lifestyle cluster groups are compared to historical sales information to optimize sales opportunities and product mix in each retail location. The Company is able to tailor its distribution focus to products identified by the cluster group that meet the demand of the consumer at each retail location, ultimately improving sales and distribution efficiency. The SMARTS System provides the Company with a key competitive advantage over other regional wholesalers.

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

                  All locations have been converted to the Company's computer system, and the SMARTS System is being expanded and rolled out to those locations until, eventually, all appropriate customers of the Company will be receiving the benefits of the SMARTS System.

CUSTOMERS

         The Company has developed long standing, trusted vendor relationships with customers in its customer base. The customer base ranges from large national retailers, such as The Kroger Company, to smaller local retailers. It is estimated that the Company has a large and diverse customer base comprised of approximately 16,000 different retail locations representing approximately 12,000 different customers, with no one customer representing more than 10% of sales.

         During 1996, most of the larger retail chains entered into multi-year contracts with wholesale distributors. The Company has entered into long-term contracts ranging from one to ten years, but primarily three years with the major retailers, to be the exclusive provider of magazines and, in most cases, related periodical products. Some of the retail chains with which the Company has contracts include The Kroger Company, Giant Eagle, CVS, Rite Aid, Food Lion and Big Bear stores.

COMPETITION

         The Company faces competition from three different areas. These areas include competition from other wholesalers, competition from alternative delivery channels and competition from substitute products.

         o Competition From Other Wholesalers. Principal competitors of the Company include The Anderson Group News, The News Group, Hudson News and the Chas. Levy Circulating Co., all of which are regional wholesalers in neighboring territories. Although these regional wholesalers represent potential competition in certain markets in which the Company operates, management believes that geographic barriers to competition are significant due to the "Post Office" economic model of distribution which makes it difficult for other wholesalers to profitably compete in the Company's market areas. Similarly, the Company would have difficulty competing in geographic areas dominated by other wholesalers.

                  Because most wholesalers have access to the same periodical titles, they must differentiate themselves from neighboring regional wholesalers by providing value-added services to their retail customers. With the ultimate goal of efficiently maximizing sales of periodicals in their stores, management believes that retailers generally have selected wholesalers based upon the following considerations:

                  -- The accuracy of packaging and accounting systems and the timeliness of delivery service;

                  -- The effectiveness of its product allocation and display systems to the retailer;

                  -- Technological capabilities and the resulting cost saving afforded to the retailer;

                  --       Competitive pricing and terms;

                  -- The wholesaler's reputation as a "direct store delivery" vendor and success as an overall category manager to the retailer; and

                  -- The wholesaler's ability to generate and communicate new specific customer knowledge to the retailer.

         o        Competition From Alternative Channels of Distribution.
                  Periodical wholesalers compete with other delivery sources for the sale of periodicals to the consumer. These alternative delivery sources include subscriptions offered by the publishers and electronic transmissions over the Internet.

                  At one time, subscription sales represented the only alternative source of delivery for a periodical to the ultimate consumer. Although it is not a profitable delivery channel for most publishers, subscription sales are used principally to establish information about the circulation base of a magazine to assist the publisher in attracting focused advertisers and in establishing advertising rates. Management believes that the vast majority of magazine sales are a retail impulse purchase and that subscriptions do not represent a significant competitive threat. In addition, management believes that as the SMARTS System (as described and defined above) becomes integrated and used by the Company in all of its businesses, the demographic and psychographic information used in the product allocation decision can be used by publishers to attract focused advertisers and establish advertising rates.

                  Many of the major publishers are now offering samples of their magazines on the Internet through either direct ordering, viewing on line, or downloading of articles. Although certain sources estimate that as much as 50% of the population now has access to the Internet, this service has not had any quantifiable effect on retail periodical sales.

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

ITEM 2.  PROPERTIES

FACILITIES

         Generally, the Company uses its wholesale facilities as warehouse and distribution centers, although certain of the facilities may also contain the business offices for the Company's operations. A number of these facilities, identified below with an asterisk, are leased from principals of the Acquisition Parties. Currently, the Company owns or leases the following properties with the following remaining terms:

COMPANY'S WHOLESALE FACILITIES:

     o     62,400 sq. ft.     Pittsburgh, PA            6 Month Lease
     o     17,500 sq. ft.     Wilmington, NC            3 Year Lease
     o     65,000 sq. ft.     Columbus, OH*             18 Month Lease
     o     35,000 sq. ft.     Cincinnati, OH            Owned (Subject to Mortgage)
     o     17,000 sq. ft.     Petoskey, MI*             18 Month Lease
     o     17,000 sq. ft.     Mt. Pleasant, MI*         7 Year Lease
     o     84,000 sq. ft.     Jackson, MI*              4 Year Lease (Renewal)
     o     25,500 sq. ft.     Madison Heights, MI*      4 Year Lease

     o     78,000 sq. ft.     Indianapolis, IN*         1 Year Lease
     o     46,800 sq. ft.     Niles, MI*                18 Month Lease
     o     14,200 sq. ft.     Ft. Wayne, IN*            Being Purchased
     o     98,000 sq. ft.     Cleveland, OH*            Month-to-Month Lease
     o     85,000 sq. ft.     Solon, OH                 4 Year Lease
     o     10,000 sq. ft.     Cleveland, OH*            1 Year Lease

COMPANY'S RETAIL FACILITIES:

         The Company maintains lease agreements with respect to approximately 84,000 sq. ft. for 23 retail outlets and bookstore locations.

         The Company also maintained lease agreements with respect to approximately 7,500 sq. ft. for one bookstore and four Newsrack retail outlets in Connecticut. These leases were transferred as part of the sale of Yankee operating assets in January of 1998.

COMPANY'S CORPORATE FACILITIES:

         Additionally, the Company leases for its corporate offices approximately 17,400 square feet of space at 5131 Post Road, Dublin, Ohio. The lease is with an affiliate of Ronald E. Scherer, was acquired as part of the business combinations in 1996, and has a remaining term through October 31, 2005. Management believes that the leased facilities are and will be adequate for the Company's operations in the foreseeable future.

         In the opinion of management of the Company, all of the foregoing described properties, which are owned by the Company, and all of the contents of the owned and leased facilities, are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

         See Note 12 of the United Magazine Company consolidated financial statements as of October 3, 1998 included in Item 8 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON SHARES OF UNIMAG

         The common shares of UNIMAG were previously traded in a very limited local over-the-counter market, however, there is currently no established public trading market for this class of common equity, which is the only class of equity securities of the Company. The common shares of UNIMAG were not quoted in each of the four quarters of 1998, 1997 and 1996.

         In January of 1998, the Company received shares of its Common Stock, valued at $15.00 per share, from MDI as part of the sale of Yankee's operating assets. The Company also issued new shares, valued at $15.00 per share, in connection with the conversion to equity of shareholder debenture accrued interest and in connection with the acquisition of the assets of SKS Enterprises, Limited. The Company also used this value of $15.00 per share in connection with other transactions.

         During the fiscal years 1998 and 1997, shares were redeemed from the Marshall family, in connection with the Wilmington Put Agreement, at a value of $15.00 per share.

         During the fiscal year 1996, the Company had transactions at the following prices. The 10,000 shares issued in connection with the Pittsburgh (Triangle) transaction in January of 1996 were valued for accounting purposes at $9.10 per share. All of the shares issued in connection with the acquisition of Michiana, Stoll, Scherer Affiliates and Klein were valued in the acquisition agreements at $15.00 per share. The shares issued to MDI, under terms of the Company's agreement, were valued in the agreement at $10.00 per share through June 28, 1996 and were valued at $15.00 per share after June 28, 1996 and through fiscal 1997.

         In September, 1998, the Company's Board of Directors authorized a one-time Employee Stock Reward Program. In December, 1998, approximately 108,000 shares were issued. The shares were awarded in the first quarter of fiscal 1999.

         The foregoing should not be taken as an indication of the value of the shares or the price at which the Company's shares may be purchased or sold should a trading market develop or should a holder desire to sell shares through other means.

SHAREHOLDERS

         As of October 3, 1998, UNIMAG had 2,811 shareholders of record.

DIVIDENDS

         There were no dividends declared or paid by UNIMAG during fiscal years 1998, 1997 or 1996. The Company does not anticipate declaring or paying a dividend in the foreseeable future, and it expects to use future available funds for the growth and development of the business. Also, in connection with a loan agreement closed in February of 1998, the Company is restricted in paying dividends without the consent of the lenders during the term of the loan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data of UNIMAG should be read in conjunction with UNIMAG's consolidated financial statements and notes thereto (see Item 8).

UNIMAG FISCAL YEAR ENDED
[IN MILLIONS EXCEPT EARNINGS (LOSS) PER
SHARE]                                      1998 (1)         1997 (2)        1996 (3)          1995 (4)       1994 (5)
----------------------------------------------------------------------------------------------------------------------
Consolidated income statement
data:

   Net sales                                $324.1           $298.3          $80.2            $24.6           $24.7

   Income (loss) from                       $(91.7)          $(24.5)         $(6.4)           $1.9            $(.9)
   continuing operations
   before taxes and extra-
   ordinary items

   Weighted average shares                  7.3              7.1             3.2              2.4             2.2
   outstanding

   Earnings (loss) per share                $(12.56)         $(3.47)         $(1.98)          $.78            $(.41)
   from continuing operations
   before extra-ordinary items

Consolidated balance sheet data:
    Total assets                            $244.8           $271.6          $251.4           $12.3           $8.5

    Long-term debt obligations              $59.5            $80.9           $64.4            $.1             $.7

(1) Includes Yankee for three (3) months, SKS for eight (8) months, Central and Penn for seven (7) months, and Wilmington, Triangle, Michiana, Stoll, Read-Mor, Scherer Affiliates and Klein for a full year. The loss from continuing operations includes a $70.0 million charge for impairment loss on goodwill.

(2) Includes Yankee, Wilmington, Triangle, Michiana, Stoll, Read-Mor, Scherer Affiliates and Klein for a full year.

(3) Includes Yankee for a full year, Readers Choice from September 29, 1995 through June 30, 1996, UNIMAG's investment in Wilmington from September 29, 1995 through December 30, 1995, Wilmington's operations from December 31, 1995 through September 28, 1996, Triangle's operations from December 31, 1995 through September 28, 1996, the operations of Michiana, Stoll, Read-Mor and Scherer Affiliates from July 28, 1996 through September 28, 1996 and Klein operations from September 14, 1996 through September 28, 1996.

(4) Includes Reader's Choice, an Ohio corporation, which was a subsidiary of the Company sold in July of 1996, from April 11, 1995 through September 30, 1995, UNIMAG's investment in Wilmington from April 5, 1995 through September 30, 1995, and other subsidiaries for a full year.

(5)      Includes all then-existing subsidiaries for a full year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS OF UNIMAG FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

INTRODUCTION

The Company is a regional wholesaler of periodicals. It distributes its products to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores, and newsstands that offer mass market reading materials to consumers. The Company also maintains retail bookstores that sell its products and related products to consumers. The Company is a dominant regional periodical wholesaler in Ohio, Michigan, Indiana and western Pennsylvania, with an estimated market share of greater than fifty percent (50%). The Company also provides similar services from its Wilmington, North Carolina location, selling to customers primarily in eastern North Carolina.

INDUSTRY BACKGROUND

         The periodical wholesale distribution industry has undergone significant consolidation during the past three years. Prior to this period of consolidation, wholesale periodical distributors historically operated in defined geographic territories where product availability was substantially controlled by suppliers. Three years ago, a power shift occurred within the industry. The underlying economic power shifted from suppliers to retailers. Large retailers began to consolidate their vendor relationships with large wholesalers. These large retailers began to acquire periodicals for all of their retail locations from one or a few larger wholesalers rather than from separate wholesalers in each geographic area where a retail location was based. Gross margins decreased significantly for the industry as more price competition occurred. A number of small and medium sized wholesalers addressed this evolution by affiliating or by consolidating their operations to reduce duplicative operating expenses to be able to compete effectively for large retail accounts while providing the additional value-added services required by the retailers. Consequences of this evolution included a smaller number of wholesalers distributing within many more geographic locations, larger wholesalers engaging in direct competition for retail business, and many small wholesalers becoming unable to remain in business. As a further consequence, the industry now is beginning to evolve from a supplier based push distribution system to a consumer based pull allocation system.

         The $4.3 billion wholesale periodical distribution industry in North America currently is comprised of approximately 60 regional and local wholesalers operating out of approximately 200 distribution locations. Management believes that these 60 wholesalers account for approximately 95% of all magazines purchased by consumers in retail outlets such as newsstands, drug stores, convenience stores, discount variety stores and grocery stores. It is estimated that the five largest wholesaler groups in the country account for approximately 80% of magazine sales, and the ten largest account for approximately 90% of magazine sales. In addition to these ten large wholesalers, there are approximately 50 small and mid-size independent wholesalers making up the balance of the markets served in the United States.

         During 1998 the industry saw a significant consolidation occur when The Anderson News Group acquired the periodical wholesale operations of ARAMARK. This provided The Anderson News Group with a revenue base estimated at approximately $1.3 billion, or 30% of the total North American market. The wholesale periodical distribution industry is positioned for some additional significant consolidations over the next year as larger wholesalers look to strengthen their combined market share. Although there are currently approximately 60 entities that are distributing periodicals in the United States, management believes that the wholesale periodical distribution industry is dominated by five companies across the United States. As smaller local wholesalers continue consolidating with larger and financially stronger regional wholesalers, management believes that some additional acquisitions within the industry will occur over the next 12 months.

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

         o Improvement in the efficiency and accuracy of product allocation to capitalize on the impulse nature of the purchase decision for optimum sales; and

         o        Maintenance of a cost-effective delivery system.

INDUSTRY TRENDS

         Historically, the wholesale periodical distribution industry had not been characterized by significant competition. Because publishers and retailers had recognized the favorable economics of local distribution, they had supported the exclusive territories that had evolved over time, minimizing competition from neighboring local or regional wholesalers. In 1995, however, these exclusive territories began to break down, leading to a more competitive environment as a result of the following trends:

         o Vendor Consolidation Efforts of Large Retailers. Many national retailers such as Wal-Mart consolidated the number of suppliers from which they purchased in an effort to streamline their purchasing process. This change in purchasing behavior was driven, among other reasons, by the retailers' demands for chain-wide or divisional billing to minimize their administrative costs, by standardization of improved service levels, and by an opportunity to improve retail profitability. This trend began to eliminate the traditional geographical barriers that had existed in the industry for decades and shifted the emphasis of the wholesaler/retailer relationship from the local level to the corporate or regional level. Although a regional wholesaler can increase sales by establishing a relationship with a large retailer, it becomes more difficult for that wholesaler to service far reaching locations of the large retailers in a profitable manner. Consequently, the regional wholesaler must unite with the local or other regional wholesalers previously servicing those far reaching locations, either through joint ventures or through consolidations in order to optimize delivery efficiency and long term profitability.

         o Industry Consolidation. The industry has undergone considerable consolidation for several reasons. Because wholesalers must operate under the constraints of a price ceiling dictated by a periodical's cover price as established by the publishers, successful wholesalers are required to concentrate on cost cutting measures in order to remain competitive. Through mergers and through consolidations with competitors in neighboring regions, local wholesalers are becoming able to achieve significant cost savings and economies of scale in their distribution operations by consolidating distribution plants and eliminating redundant overhead.

         o Marketing Initiatives with Retailers. As "direct store delivery" vendors, periodical wholesalers are responsible for determining the most effective way to market their products in a particular retail location. Wholesalers' merchandising decisions typically rely upon information derived from knowledge of buying habits of consumers, distribution and return records by title and issue of each magazine, and other related information for each retail location. This historical information is kept in a database, known as "Order & Regulation Records", which is owned and maintained by the wholesaler. It enables the wholesaler to electronically monitor and evaluate the historic distribution information for greater efficiency and profit.

         o Technology Initiatives with Retailers. In addition to maintaining Order & Regulation Records, the most successful wholesalers, including the Company, have used other tools to work with retailers to increase the sales and the profitability of periodicals. These include "Electronic Data Interchange" and "Efficient Consumer Response". Electronic Data Interchange uses bar codes and UPC codes in conjunction with sophisticated scanning systems to track the movement of periodicals between the wholesaler and retailer and to control the billing process throughout the distribution chain. Efficient Consumer Response is a real time analysis tool that assists the wholesaler in tracking the retailers' periodical sales within a given month. It enables the wholesaler to manage the allocation of products within a given month and to replenish or re-deploy in-store inventory where needed.

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

MARGIN RECOVERY EFFORTS

         The loss of margin sustained by wholesalers in 1996, 1997, and 1998 caused wholesalers to have poor operating results and a weakened balance sheet. Management believes that wholesalers, national distributors and publishers are all aware of the need to provide some margin recovery to wholesalers so that all facets of the distribution channel can be solid. During 1998 some national distributors and publishers developed plans to provide additional margin recovery for wholesalers. Several of these plans were implemented in the third fiscal quarter of 1998.

FINANCING ARRANGEMENTS

         Each of the Acquisition Agreements with Stoll, Michiana, Klein and the Scherer Affiliates contemplated that stock or assets of the various Acquisition Parties would be contributed to the Company in exchange for Common Stock of the Company, valued at $15.00 per share, and for Senior and Subordinated Debentures. In addition, the Company issued a $4,500,000 Subordinated Debenture, the KDR Debenture, and made a cash payment of $500,000 in exchange for a $5,000,000 note owed to KDR Limited, an Ohio limited liability company ("KDR") whose owners include R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director of the Company. KDR also received warrants to purchase 187,657 shares of Common Stock of the Company at $12.00 per share in connection with the exchange. These warrants were subsequently distributed to KDR's members. R. David Thomas also purchased an additional 33,333 shares of Common Stock of the Company at a price of $15.00 per share. The Company also issued $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

         The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest on August 24, 1996. Interest is scheduled to be paid quarterly on January 1, April 1, July 1 and October 1. Principal on the Senior Debentures was to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1997; however, the parties to the Debenture Agreements agreed to accrue the required payments until the date of final closing and subordinate a portion of the payments in connection with debt refinancing described below by the Company. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest in a note due over a fifteen-month period. Since December 31, 1997, all new Senior Debenture interest has been accrued.

         The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is scheduled to be paid quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest in a note due over a fifteen-month period. Since December 31, 1997, all new Subordinated Debenture interest has been accrued.

         The KDR Debenture contains terms similar to the Subordinated Debentures. The holder of the KDR Debenture is not a party to any of the modifications described above.

         In February of 1998, the Company restructured existing bank and third party debt, including the payment of $5,000,000 of Senior Debentures, and consolidated banking relationships with both Key Corporate Capital, Inc. and The Chase Manhattan Bank. In connection with this restructuring, the Company expanded its bank lines of credit to support working capital and other requirements. The credit agreement entered into provided a revolving credit commitment of $30 million, a term loan of $5 million and a capital expenditure loan of $3 million. The amount available to the Company under the revolving credit commitment is based on certain amounts of eligible accounts receivable and eligible book inventories. During 1998 the commitment was increased to $33 million.

         Subsequently, the debenture holders entered into subordination agreements that prohibit the Company from making principal payments on the senior and subordinated debentures through the maturity of the term loan.

         The Company has loans outstanding to related parties related to accrued interest or debentures that were converted to notes and $1.1 million loaned to UNIMAG from an entity owned by two shareholders. These interest notes ($1.4 million) are due in 1999 while the $1.1 million is due in 2003. Interest accrues at 6.0%.

         The Company's debt obligations under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, certain assets held in escrow, of which $2.7 million was funded by a related entity, serve as collateral for such obligations (see Note 12 of the United Magazine Company Consolidated Financial Statements as of October 3, 1998 included in Item 8 of this report).

REVIEW OF OPERATIONS

         The results of operations for 1998 are somewhat comparable to results from 1997; however, the results for 1998 are not necessarily indicative of the future. During 1998 the Company sold the operations of Yankee in January of 1998, acquired the operations of SKS in February of 1998, and acquired the operations of Penn and Central in March of 1998. Since March of 1998 the Company has operated with its current mix of operations.

         1996 and 1997 were unique transition years which featured industry wide consolidations, declines in gross margin as a percent of revenue, and increases in payroll costs related to increased levels of service. UNIMAG had only one operating entity, Yankee, reporting for the entire 12 months of fiscal 1996. In addition, during fiscal 1996, UNIMAG reported operations for nine months for Wilmington, Pittsburgh and Readers Choice, two months for Michiana, Stoll, Read-Mor and Scherer Affiliates, and two weeks for Klein. During 1997, UNIMAG reported results of operations for the entire twelve months for all locations except those acquired in 1998.

         During 1998 the revenue from operations for the Company was $324.1 million, a $25.8 million (8.6%) increase over 1997. The increase was attributable to a combination of factors including new business acquired, net of the disposition of the Yankee business, industry growth, and changes in the mix and volume of customers.

         During 1997, the revenue from operations for the Combined Company, as reclassified to conform to the 1998 presentation, was $298.3 million, an increase of $218.1 million (272%) over 1996 revenue. The increase was primarily attributable to the inclusion of revenues from all locations for the entire twelve months of 1997. The 1997 increase of $17.6 million over 1996 pro forma revenue of $280.7 million, an increase of 6.3%, was attributable to the Company's marketing efforts coupled with normal industry growth.

         The most significant development during 1996 was the reduction in revenue from existing chain customers. New discounts, rebates and the amortization of signing bonuses caused an approximate 5% reduction in Company revenue without a corresponding reduction in the related cost of the products for equivalent numbers of magazines sold. As a result, the Company realized less revenue per comparable magazine sold in 1996 versus 1995.

         The cost of goods sold, as a percentage of net sales, increased from 75.2% in 1996 to 78.3% in 1997 and to 80.1% in 1998. The increase from 1996 to
1997 was the result of the full year impact of discounts, rebates and amortization of signing bonus programs (which the Company accounts for as a reduction of revenue). The increase in 1998 over 1997 was caused by the change in the mix and the volume of business between Yankee, SKS, Penn and Central and by higher sales increases in the lower margin customers. The Company has historically estimated its gross margin during interim financial reporting periods. With the changes within the periodical wholesale distribution industry, the calculation of gross margin has become more complex. The Company has undergone a comprehensive review of its estimating process and has implemented changes for fiscal 1999. As a result of these gross margin changes, the Company has restated its quarterly financial information for the first three fiscal quarters of 1998.

         During 1998 selling general and administrative expenses increased by $2.8 million over 1997; however, as a percent of revenue, the expenses declined from 24.2% to 23.1%. The increase in 1998 was primarily attributable to the change in the mix of expenses of SKS and Penn and Central versus Yankee. The 1998 and 1997 selling, general and administrative expenses included approximately $.6 million (.2%) and $2.9 million (1.0%) in non-recurring legal and accounting fees and litigation settlement expenses. The reduction in selling, general and administrative expenses, as a percent of revenue, from 27.8% in 1996 to 24.2% in 1997 was due to the Company's cost cutting efforts and the consolidation of operations during a time of pro forma revenue increases of approximately 6.3%. The Company's reductions in selling, general and administrative expenses from 1996 to 1997 included reductions in payroll and facility related expenses due to facility consolidations, offset somewhat by higher freight and distribution charges.

         During 1998 depreciation and amortization increased by approximately $1.0 million. This was primarily attributable to the additional amortization of goodwill and the additional depreciation of fixed assets from the acquisition of the SKS net assets and the Penn and Central net assets. During 1997 depreciation and amortization expense increased due to the depreciation of fixed assets acquired and to the amortization of goodwill related to the several business combinations in 1996 for an entire year in 1997. The acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was accounted for using one purchase method of accounting. Accordingly, goodwill was created in the amount of $17.1 million for Michiana, $50.2 million for Stoll, $33.3 million for Klein, $.8 million for Read-Mor, $39.6 million for Scherer Affiliates and $24.2 million for SKS, Penn and Central. This goodwill is being amortized over 40 years, with 1996 amortization of two months for Michiana, Stoll, Read-Mor and Scherer Affiliates and two weeks for Klein. As a percent of revenue, the 1998, 1997 and 1996 depreciation and amortization remained relatively unchanged.

         During 1998 the Company determined that the 1998 operating losses and future cash flow projections caused an impairment in the goodwill. The Company has written down goodwill by $70 million in 1998. This will reduce 1999 charges for goodwill amortization by approximately $1.8 million.

         The loss from operations in 1998, excluding the charge to goodwill of $70 million, was $4.0 million more than in 1997 (-6.4% versus -5.6%) with the improvement in selling, general and administrative being offset by the decline in gross margin. The margin decline of 3.1% in 1997, net of the 3.6% reduction in selling, general and administrative expenses resulted in a .5% decline in the 1997 loss from operations.

         During February of 1998 the Company restructured existing bank and third party debt, including the payment of $5.0 million of Senior Debentures, and consolidated banking relationships with both Key Corporate Capital, Inc. and The Chase Manhattan Bank. In connection with this restructuring, the Company expanded its bank lines of credit to support working capital and other requirements. The credit agreement entered into provided a revolving credit commitment, as amended, of $33 million a term loan of $5 million and a capital expenditure loan of $3 million. Other debt transactions during 1998 resulted in an increase in interest bearing debt from $82.7 million in 1997 to $101.7 million in 1998. The increase in debt was offset to some extent by lower interest rates; however, the interest expense for the Company in 1998 versus 1997 increased by $1.4 million (3.0% versus 2.7%).

         In 1996 the acquisition of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates was financed by the issuance of $72.8 million of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39.9 million and 10% Subordinated Debentures in the aggregate amount of $18.6 million. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates, and from August 24, 1996 for Klein. This increased interest expense for 1997 by $5.0 million versus $.7 million in 1996. In addition, the Company assumed debt in the acquisitions, which accrued interest for the entire year of 1997.

         Cash paid for interest was $3.4 million in 1998 versus $2.2 million in 1997 and $.5 million in 1996 Included in the non-cash interest was $.6 million in 1998 and 1997 and $.5 million in 1996 for the accretion of shares subject to put agreements. In addition, during 1998, the majority of the interest on the debentures was deferred by the debenture holders.

         Because of the historical losses for the years, any tax benefit has been fully reserved for 1998, 1997 and 1996. The Company has a net operating loss (NOL) carryforward of approximately $47.4 million at October 3, 1998. Of this NOL, approximately $29.4 million has annual limits due to the change of control related to the shares issued at closing in February of 1998. The Company has not recognized any benefits from the NOL through 1998.

LIQUIDITY

         The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

         EBITDA for 1998 was $(10.4) million, or (3.2%) of sales, versus $(7.4) million, or (2.5%) of sales in 1997. During 1998 the Company did not achieve all of its anticipated savings from facility consolidations and was unable to reduce selling, general and administrative expenses to planned levels.

         EBITDA for 1997 was $(7.4) million, or (2.5)% of sales, versus $(2.4) million, or (3.0)% of sales, in 1996. The 1997 EBITDA was impacted negatively by the 3.1% decline in gross margin, and the $2.8 million in non-recurring legal and accounting and litigation settlement expenses. In addition, planned savings in facility consolidations were not achieved in both the magnitude and time frame originally planned. The Company experienced substantial delays in regulatory approval of the transactions and was unable to fully implement all planned savings for 1997.

         At October 3, 1998, the Company had current liabilities of $222.0 million and current assets of $115.8 million for a working capital deficit of $106.2 million. Of this $106.2 million, $35.3 million is due to classifying bank debt as current due to debt covenant violations. Management's plans to improve this position in 1999 are included in Note 2 in the United Magazine Company's consolidated financial statements as of October 3, 1998.

         At September 27, 1997, the Company had current liabilities of $144.1 million and current assets of $97.9 million, for a working capital deficit of $46.2 million. Included in the $46.2 million deficit was $2.0 million in accrued interest which was converted to term debt and $4.1 million of accrued interest which was converted to equity, both in February of 1998.

         The Company anticipates improvements in EBITDA in fiscal 1999 versus 1998 through a combination of margin improvement and substantial expense reductions. In addition, the Company has retained the services of a national "turnaround" consulting firm to assist the Company's management in implementing these improvements. Margin improvement opportunities include a continuation of current margin improvement programs started in 1998 and new margin improvement programs. Expense reduction opportunities include substantial reductions in corporate overhead through personnel reductions, though executive salary reductions and through reductions in delivery and in-store service costs by rerouting of customers and by targeted reductions in certain service areas.

CASH FLOWS - OPERATING ACTIVITIES

         During 1998, the Company used $9.3 million in cash for operations, a decrease in operating cash flow of $13.8 million from 1997. This decrease was caused by additional cash flow operating losses that were financed through increases in negative working capital, primarily publisher payables.

         During 1997, the Company improved its net cash provided from operations to $4.5 million, a $5.4 million improvement over 1996. The increase was due primarily to an increase in negative working capital net of cash flow operating losses.

CASH FLOWS - INVESTING ACTIVITIES

         In 1998, investing activities used $3.7 million of cash. Additions to property and equipment were $1.5 million, and $2.3 million was used for additional acquisition costs.

         In 1997, investing activities used $1.6 million of cash, with the sale of an asset generating $1.2 million. Additions to property and equipment were $.7 million, and $2.1 million was used for additional acquisition costs.

CASH FLOWS - FINANCING ACTIVITIES

         During 1998, the Company consolidated its borrowing and increased its borrowing capacity through a debt instrument with Key Corporate Capital, Inc. and The Chase Manhattan Bank. The Company borrowed $42.0 million under debt obligations and made payments of $26.4 million for a net debt increase of $15.6 million. Stock transactions increased the net cash provided by financing activities to $15.9 million.

         During 1997, the Company borrowed $3.4 million under debt obligations. The Company made payments of $6.7 million under debt obligations for a net debt decrease of $3.3 million. Stock transactions increased the net cash used in financing activities to $3.4 million.

CAPITAL RESOURCES

         Through its acquisitions, the Company inherited banking relationships with several banks. In February of 1998, the Company consolidated its borrowing and increased its borrowing capacity through a debt instrument with Key Corporate Capital, Inc. and The Chase Manhattan Bank.

CAPITAL REQUIREMENTS

         During 1999, as in 1998 and 1997, the Company expects that its requirements for capital expenditures will not be significant. Through additional route consolidations, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate additional capital expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs within one year. The Company also plans to acquire automation equipment that will improve productivity and accuracy in order fulfillment.

OPERATIONAL MEASURES

         The trade receivables of the Company increased by $31.3 million, net of the effect of acquisitions and dispositions, during the two year period ended October 3, 1998. This increase was due primarily to an increase in payment time periods by certain large retailers and secondarily to increases in revenue. The Company has recently increased its internal collection efforts to reduce the number of days outstanding of receivables and has made changes in its receivable information systems.

         Vendor payables increased by $76.8 million, net of the effect of acquisitions and dispositions, during the two year period ended October 3, 1998. This increase was due primarily to increases in the cost of sales associated with the revenue levels. The Company anticipates using 1999 accounts receivable collection efforts and 1999 improvements in cash flow from operations to reduce vendor payables.

OPERATING SYNERGIES

         The 1996 acquisition transactions enabled the Company to begin to leverage its investment in its sophisticated and proprietary SMARTS System, acquired from the Scherer Affiliates, for more efficient product allocation and higher per store revenue. The SMARTS System develops a Distribution Rate Base ("DRB") which is used by publishers to reach targeted customer growth. The Company charges for the use of the DRB information, and this offsets the cost of higher levels of service and the use of improved technology. Management believes that, during 1999, the SMARTS System, which provides a unique competitive advantage, will improve same store revenue as it is introduced to additional new retail locations and will provide a critical competitive advantage over other regional wholesalers in obtaining important new accounts and retaining existing accounts.

         In addition to the proprietary SMARTS System, the Company's Impact Marketing programs provide an important competitive advantage by customizing magazine displays to utilize otherwise wasted space in retail stores. The implementation of these programs has historically enabled the Company to improve sales levels by as much as 20-25% when the programs are introduced into a given retail location. The Company expects that the continued application of the Impact Marketing programs to customers not currently using it will improve sales levels of the Company.

         The consolidation of the contiguous Acquisition parties enabled the Company to achieve some initial cost savings and operating efficiencies through the elimination of redundant overhead and the consolidation of overlapping facilities. During 1997 and 1998, the Company converted several warehouse locations in the states of Michigan, Ohio, Pennsylvania and Indiana to delivery depots by consolidating the majority of office and warehouse functions into four locations. During 1998 the Company also consolidated the operations acquired from SKS, Penn and Central into existing distribution warehouses. The cost to eliminate this redundant overhead and to consolidate operations was reflected in the periods in which the changes were made. The Company anticipates further reductions in leased square footage during 1999.

         The gross margin pressure, which occurred in the latter half of 1996, continued into 1997 with some minimal recovery in the latter half of 1997. During 1998 the Company, and portions of the industry, began the process of margin recovery, which included new negotiations with suppliers regarding pricing and discounts and consolidation of book purchases for volume incentives. The Company anticipates a significant recovery over time; however, the ultimate amount and timing currently are not quantifiable. The Company anticipates that the margin recovery in 1999 will exceed that in 1998.

         The decline in the gross margin percent was partially offset by reductions in selling, general and administrative expenses as a percent of sales. The reduction in selling, general and administrative percentage in 1997 and 1998 was achieved by increasing the revenue base without a corresponding increase in the related fixed and semi-variable expenses. For 1999 the Company plans additional cost-cutting and operational efficiencies while growing revenue.

COMMITMENTS AND CONTINGENCIES

         The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in the gross margin reductions of 1996, 1997, and 1998. Several of these contracts expire in 1999, and the success of the Company in retaining existing customers and acquiring new customers, and the costs associated with such customer contracts, cannot be determined at this point in time. The Company does enjoy long-term relationships with most of their customers and is currently in the process of developing new programs with their customers.

         The Company was named as a defendant in various litigation matters. The Company believes it has an adequate accrual for these claims and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's future results of operations or financial conditions. (See Note 12 to the Consolidated Financial Statements.)

YEAR 2000 ISSUES

         The Company has been actively engaged in the process of addressing the Year 2000 ("Y2K") Issue since 1997. Actions by the Company included the hiring of two additional programmers to free up the internal resources needed to update its in-house software. The Company has completed its review and is correcting and testing its in-house software and believes that it will have made all changes necessary to be Y2K compliant within an acceptable timeframe. In addition, the Company has purchased new software for payroll and employee benefits and uses new external software for fixed asset management. The costs to date, which include the costs of the two new programmers and the new software, have not been material, and appropriate costs have been expensed when incurred. The total cost, upon completion of all tasks, is expected to be less than $1.0 million.

         The Company has focused on information technology. The basic nature of the Company's wholesaling business does not make it highly dependent on embedded technology. The Company has reviewed its product scanning equipment and believes it will be Y2K compliant.

         The Company has reviewed the impact to the Company if significant suppliers and significant customers are not Y2K compliant. The Company, and the industry, control information flow through the use of UPC codes and bar codes. The Company believes that its equipment and that of its primary suppliers and customers will continue to be able to transfer this data accurately and timely.

         The risks to the Company if Y2K issues develop is that data transfer would be slowed, and manual systems would temporarily replace computer driven systems until improvements were complete. Although the industry had operated for several years without heavy dependence on sophisticated computer systems, the advent of these systems has reduced the costs associated with information management.

         The Company does not have a specific contingency plan to address these risks, since the risks appear to be minimal. The Company does have internal MIS personnel available to address any issues that may develop, and they would begin their reprogramming efforts immediately if a Y2K issue were to occur.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

         This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for 1999; the Company's plans for operational cost reductions; the Company's plans for future consolidations and changes in properties (as discussed in "Operating Synergies" above); the Company's future operational strategies to improve operating cash flow; the Company's plans for margin recovery; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, or achievements, expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: the loss of chain customer business, the ability to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain additional financing; the timing of the implementation of operating synergies; further changes in the industry, including margin recovery results; the factors discussed in Note 2 to the financial statements; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.


                                      Remainder of page intentionally left blank

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                             UNITED MAGAZINE COMPANY

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

                            UNITED MAGAZINE COMPANY
                              INSERT TO FORM 10-K

       The following financial statements meet the requirements of Regulation S-X, except that the accountants' reports on the audit of the financial statements required under Rule 2-02 and Article 3 of Regulation S-X are not reasonably available to UNIMAG. Arthur Andersen, LLP cannot provide its reports based on the fact that UNIMAG owes Arthur Andersen, LLP, a remaining balance totaling $1,624,120 in audit, tax and consulting fees incurred by UNIMAG since August of 1998. UNIMAG is presently unable to pay in full the indebtedness owed to Arthur Andersen, LLP.

       On August 11, 1999, UNIMAG requested that Arthur Andersen, LLP provide its reports and offered to pay to Arthur Andersen, LLP a total of $740,000 over time in full settlement of all remaining fees owed by UNIMAG. On August 20, 1999, Arthur Andersen, LLP rejected this settlement proposal.

       Under Exchange Act Rule 12b-21, the information required in the accountants' reports may be omitted because the obtaining thereof would involve unreasonable effort and expense and because the reports rest peculiarly within the knowledge of another person not affiliated with UNIMAG, namely Arthur Andersen, LLP.

       UNIMAG believes that any accountants' reports on the financial statements for the fiscal year ended October 3, 1998 would contain a going concern qualification. The accountant's reports issued by Arthur Andersen, LLP on the financial statements for the fiscal year ended September 27, 1997 did contain a going concern qualification. The following financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             UNITED MAGAZINE COMPANY


                           CONSOLIDATED BALANCE SHEETS

                  AS OF OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                  (in millions)

                                    ASSETS                                           1998         1997
                                    ------                                           ----         ----
CURRENT ASSETS:
   Cash                                                                           $    5.0    $    2.1
   Trade accounts receivable, net of allowance for doubtful accounts of
     $6.6 million in 1998 and $4.5 million in 1997                                    66.6        44.9
   Inventories                                                                        40.2        40.5
   Prepaids and other                                                                  4.0        10.4
                                                                                  --------    --------
              Total current assets                                                   115.8        97.9
                                                                                  --------    --------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                                 .2          .3
   Building and improvements                                                           1.3         2.1
   Furniture and equipment                                                             8.5         6.2
   Vehicles                                                                            3.7         3.9
   Leasehold improvements                                                              1.6         1.0
                                                                                  --------    --------
                                                                                      15.3        13.5
   Less - accumulated depreciation and amortization                                   (5.9)       (3.6)
                                                                                  --------    --------

              Total property and equipment, net                                        9.4         9.9
                                                                                  --------    --------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated amortization of
     $9.6 million in 1998 and $4.9 million in 1997                                   103.4       152.6
   Prepaid signing bonuses                                                             3.4         3.6
   Other assets, net                                                                  12.8         7.6
                                                                                  --------    --------
              Total other assets                                                     119.6       163.8
                                                                                  --------    --------

              Total assets                                                        $  244.8    $  271.6
                                                                                  ========    ========


(Continued on next page)

                             UNITED MAGAZINE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                  AS OF OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                  (in millions)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                       1998        1997
                ----------------------------------------------                       ----        ----
CURRENT LIABILITIES:
   Current portion of debt obligations                                            $   42.2    $    1.8
   Accounts payable                                                                  157.5       113.4
   Accrued expenses                                                                   12.0        20.6
   Reserve for gross profit on sales returns                                          10.3         8.3
                                                                                  --------    --------
              Total current liabilities                                              222.0       144.1

LONG-TERM DEBT OBLIGATIONS                                                             4.9        22.4

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                                           33.2        39.9
   - Subordinated                                                                     21.4        18.6

BENEFIT PLAN OBLIGATIONS                                                               4.2         4.3

OTHER LONG-TERM LIABILITIES                                                            3.7          .1
                                                                                  --------    --------
              Total liabilities                                                      289.4       229.4
                                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, .5 million shares in 1998 and 1997             5.2         4.9
                                                                                  --------    --------

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value, 53.3 million shares authorized, 9.2 and 4.3 million issued, 7.4 and 2.7 outstanding (including shares subject to Put
     Agreements), in 1998 and 1997, respectively                                      --          --
   Paid-in capital                                                                   117.6        43.7
   Obligation to issue shares                                                         --          65.2
   Treasury stock, at cost                                                            (4.0)        (.1)
   Minimum pension liability adjustment                                                (.2)       --
   Retained deficit                                                                 (163.2)      (71.5)
                                                                                  --------    --------
              Total shareholders' equity (deficit)                                   (49.8)       37.3
                                                                                  --------    --------

              Total liabilities and shareholders' equity                          $  244.8    $  271.6
                                                                                  ========    ========



   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                     (in millions except for loss per share)

                                                         1998         1997         1996
                                                         ----         ----         ----
NET SALES                                            $   324.1    $   298.3    $   80.2

COST OF SALES                                           (259.5)      (233.5)      (60.3)
                                                     ---------    ---------    --------

              Gross profit                                64.6         64.8        19.9

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             (75.0)       (72.2)      (22.3)

DEPRECIATION AND AMORTIZATION                            (10.2)        (9.2)       (2.5)

IMPAIRMENT LOSS ON GOODWILL                              (70.0)        --          --
                                                     ---------    ---------    --------

              Loss from operations                       (90.6)       (16.6)       (4.9)
                                                     ---------    ---------    --------

OTHER INCOME (EXPENSES), net:
   Interest expense                                       (9.6)        (8.2)       (1.8)
   Interest income                                         0.6           .2          .2
   Gain on sale of Yankee                                  7.8         --          --
   Other, net                                               .1           .1          .1
                                                     ---------    ---------    --------

              Total other income (expenses), net          (1.1)        (7.9)       (1.5)
                                                     ---------    ---------    --------

              Loss before taxes                          (91.7)       (24.5)       (6.4)

TAX PROVISION                                             --           --          --
                                                     ---------    ---------    --------

              Net loss                               $   (91.7)   $   (24.5)   $   (6.4)
                                                     =========    =========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                        7.3          7.1         3.2
                                                     =========    =========    ========

LOSS PER SHARE (Basic and Diluted)                   $  (12.56)   $   (3.47)   $  (1.98)
                                                     =========    =========    ========





  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                  (in millions)

                                                                                           Obligation                    Minimum
                                                 Number of                                  to Issue                     Pension
                                                  Shares         Treasury      Paid-in        Common       Treasury      Liability
                                                Outstanding       Shares       Capital        Stock         Stock       Adjustment
                                               --------------   -----------   ----------   ------------   ----------   -------------

BALANCE, September 30, 1995                            2.2             1.6     $   42.7    $     --        $    --        $    --

   Issuance of common stock                           --              --             .4          --             --             --
   Obligation to issue 4.3 million shares
     of common stock                                  --              --           --            65.2           --             --
   Minimum pension liability adjustment               --              --           --            --             --              (.1)
   Net loss                                           --              --           --            --             --             --
                                                 ----------     -----------   ----------   ------------   ----------     ----------

BALANCE, September 28, 1996                            2.2             1.6         43.1          65.2           --              (.1)

   Issuance of warrants                               --              --             .1          --             --             --
   Issuance of shares                                 --              --             .4          --             --             --
   Redemption of putable shares                       --              --             .1          --              (.1)          --
   Minimum pension liability adjustment               --              --           --            --             --               .1
   Net loss                                           --              --           --            --             --             --
                                                 ----------     -----------   ----------   ------------   ----------     ----------

BALANCE, September 27, 1997                            2.2      1.6                43.7          65.2            (.1)          --



                                                    Retained
                                                    Deficit        Total
                                                  ------------   ----------

BALANCE, September 30, 1995                        $   (40.6)    $     2.1

   Issuance of common stock                             --              .4
   Obligation to issue 4.3 million shares
     of common stock                                    --            65.2
   Minimum pension liability adjustment                 --             (.1)
   Net loss                                             (6.4)         (6.4)
                                                  ------------   ----------

BALANCE, September 28, 1996                            (47.0)         61.2

   Issuance of warrants                                 --              .1
   Issuance of shares                                   --              .4
   Redemption of putable shares                         --            --
   Minimum pension liability adjustment                 --              .1
   Net loss                                            (24.5)        (24.5)
                                                  ------------   ----------

BALANCE, September 27, 1997                            (71.5)         37.3


(Continued on next page)

                             UNITED MAGAZINE COMPANY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

 FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                  (in millions)

                                                                                           Obligation                    Minimum
                                                 Number of                                  to Issue                     Pension
                                                  Shares         Treasury      Paid-in       Common        Treasury      Liability
                                                Outstanding       Shares       Capital        Stock         Stock       Adjustment
                                               --------------   -----------   ----------   ------------   ----------   -------------

BALANCE, September 27, 1997                            2.2             1.6     $   43.7    $     65.2     $      (.1)    $     --

   Issuance of shares                                  4.9            --           73.6         (65.2)          --             --
   Redemption of shares:
     Puts                                             --              --             .3          --              (.3)          --
     Other                                             (.2)             .2         --            --             (3.6)          --
   Minimum pension liability adjustment               --              --           --            --             --              (.2)
   Net loss                                           --              --           --            --             --             --
                                                 ----------     -----------   ----------   ------------   ----------     ----------

BALANCE, October 3, 1998                               6.9             1.8      $ 117.6    $     --       $     (4.0)    $      (.2)
                                                 ==========     ===========   ==========   ============   ==========     ==========



                                                   Retained
                                                    Deficit        Total
                                                  ------------   ----------

BALANCE, September 27, 1997                        $   (71.5)    $    37.3

   Issuance of shares                                   --             8.4
   Redemption of shares:
     Puts                                               --            --
     Other                                              --            (3.6)
   Minimum pension liability adjustment                 --             (.2)
   Net loss                                            (91.7)        (91.7)
                                                  ------------   ----------

BALANCE, October 3, 1998                          $   (163.2)    $   (49.8)
                                                  ============   ==========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                                          1998       1997      1996
                                                                          ----       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (91.7)   $ (24.5)   $ (6.4)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities -
     Loss on investment in Wilmington                                     --         --          .2
     Gain on sale of Yankee                                               (7.8)      --        --
     Consulting fee paid with common stock                                --           .5        .3
     Accretion of interest on common stock subject to put
       agreements                                                           .6         .6        .5
     Depreciation and amortization                                        10.2        9.2       2.5
     Impairment loss on goodwill                                          70.0       --        --
   Changes in certain assets and liabilities, net of the effect of acquisitions and dispositions in 1996 and 1998-
     (Increase) decrease in certain assets:
       Trade accounts receivable                                         (17.1)     (14.2)     (2.0)
       Inventories                                                         5.8       (4.8)      (.5)
       Prepaids and other                                                 (2.7)       (.4)       .5
       Other assets                                                       (4.1)     (10.0)       .2
       Prepaid signing bonuses                                             1.2        2.0      (2.0)
     Increase (decrease) in certain liabilities:
       Accounts payable                                                   33.8       43.0       2.1
       Accrued expenses                                                   (2.5)       6.4       2.9
       Reserve for gross profit on sales returns                          (2.3)      (2.1)       .9
       Other liabilities                                                  (2.4)       (.7)     --
       Benefit plan obligation                                             (.3)       (.5)      (.1)
                                                                       -------    -------    ------
              Net cash provided by (used in) operating activities         (9.3)       4.5      (0.9)
                                                                       -------    -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                    (1.5)       (.7)     (1.1)
   Proceeds from sale of asset                                              .1        1.2      --
   Cash used for acquisitions, net of cash acquired                       (2.3)      (2.1)      1.2
                                                                       -------    -------    ------
              Net cash provided by (used in) investing activities         (3.7)      (1.6)       .1
                                                                       -------    -------    ------


(Continued on next page)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                           INCREASE (DECREASE) IN CASH
                                  (in millions)

                                                                            1998           1997          1996
                                                                            ----           ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                                      $  42.0        $  3.4        $  4.3
   Payments on debt obligations                                             (26.4)         (6.7)         (1.7)
   Redemption of putable shares of common stock                               (.3)          (.1)         --
   Issuance of common stock                                                    .6          --            --
                                                                          -------        ------        ------
              Net cash provided by (used in) financing activities            15.9          (3.4)          2.6
                                                                          -------        ------        ------

NET INCREASE (DECREASE) IN CASH                                               2.9           (.5)          1.8

CASH, beginning of year                                                       2.1           2.6            .8
                                                                          -------        ------        ------

CASH, end of year                                                         $   5.0        $  2.1        $  2.6
                                                                          =======        ======        ======

Supplemental Disclosure of Cash Flow Information

   Cash paid during the year for interest                                 $   3.4        $  2.2        $   .5

   Cash paid during the year for taxes                                    $    .3        $ --          $ --


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1998
----

The Company acquired two companies and disposed of its Connecticut subsidiary. See Note 4 for additional discussion. The Company converted accrued debenture interest of $7.4 million to debt and equity (see Note 5). The Company took-back shares and debentures as consideration for related party notes and advances of $3.7 million (see Note 11).

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

                             UNITED MAGAZINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

(1)    ORGANIZATION
       ------------

       United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates some retail bookstores. UNIMAG also has two inactive subsidiaries.

       Business of UNIMAG
       ------------------

       UNIMAG operates wholesale operations primarily in the northern midwest (Ohio, Michigan, Indiana and Western Pennsylvania), Connecticut and North Carolina. From various distribution facilities UNIMAG distributes approximately 3,500 different titles of magazines to its customers on a weekly basis. UNIMAG also distributes books and various other sundry items. In addition to the wholesaling business, UNIMAG has 23 retail bookstores.

       UNIMAG grew significantly during 1996 by the acquisition of six wholesalers (two in the second quarter and four in the fourth quarter).

(2)    MANAGEMENT PLAN (UNAUDITED)
       ---------------------------

       The recurring loss from operations for 1998 has had an adverse effect on the Company's short-term liquidity. At October 3, 1998 the Company had current liabilities in excess of current assets of approximately $106.2 million versus $46.2 million at September 27, 1997. Of the $106.2 million, $35.3 million relates to debt scheduled for long-term payments that has been classified as current since waivers were not obtained through fiscal 1999. The Company has obtained forbearance agreements from its banks on certain areas of default, but only through August 31, 1999.

       During 1996 and 1997, due to increased levels of competition and to fundamental changes within the entire periodical distribution industry, the Company entered into long-term contracts with many of its customers as a means of retaining market share within its primary geographic areas of operations. During this period the Company and the industry experienced significant reductions in profitability due to margin reduction and to increased payroll costs caused by providing higher levels of customer service.

       During 1998 the revenue of the Company increased by 8.6%, with much of that growth coming from lower gross margin business. The Company also incurred some additional charges to gross margin in connection with the absorption of acquired business into the Company's operations.

       The Company anticipated that there would be margin recovery within the industry during 1998 as publishers, national distributors and wholesalers all recognized the need to add margin back into the system. Some members of the industry developed programs for margin recovery starting primarily in the Company's third fiscal quarter. However, several others failed to do so within the 1998 fiscal year.

       During 1998 the Company anticipated a substantial reduction in operating costs through consolidations and through improving the consistency of operations. While the Company did reduce selling, general and administrative costs as a percent of revenue from 24.2% to 23.1%, the Company was unable to achieve all of its targeted savings.

       During 1998, the Company's lower margin business, the failure to obtain margin recovery from publishers, and the inability to achieve all targeted selling, general and administrative cost savings were the principal contributors to a negative EBITDA of 3.2%.

       In fiscal 1999, the Company is planning for revenues to decline from the level achieved in fiscal 1998. The Company has examined its operations and has decided to exit from the retail bookstore business and to reduce its book distribution business. The Company expects that these decisions will increase its cash flow and reduce its working capital requirements. Additionally, the Company is looking at the contribution margins from some of its retail customers and may choose to stop servicing ones whose margins do not cover the cost of servicing those accounts.

       The Company's primary focus in fiscal 1999 is on obtaining additional margin recovery programs from the publishers and on substantially reducing its selling, general and administrative costs. In connection with this effort, the Company has retained the services of a national "turnaround" consulting firm to assist the Company's management in profit improvement.

       Plans for increased margin recovery include achieving a full year of margin recovery from existing publisher relationships and aggressively seeking additional margin recovery from those publishers who have failed to provide adequate programs during 1998. In connection with this, one publisher has announced a new margin recovery program effective in the Company's second fiscal quarter of 1999. In addition, as existing contracts expire, the Company anticipates opportunities for margin improvement from the negotiation of new long-term programs under more favorable terms to the Company. These programs will be designed to create long-term revenue growth and gross margin increases for customers while increasing gross margins to the Company.

       The Company has initiated actions that will reduce administrative costs during 1999. Certain senior executives and directors have agreed to no compensation in 1999, while other senior executives have agreed to a substantial reduction and deferral in their compensation until certain financial results are achieved. The headcount at the corporate offices has been reduced in several areas. Changes are being made in the process of providing in-store service to reduce the labor costs associated with that process. Drivers' routes are being reviewed to provide greater revenue per driver ratios. Office functions are being centralized for greater control and reduced labor costs. These actions will result in a substantial reduction in payroll, payroll taxes, and related employee benefits.

       Other operating costs are being reviewed by the Company's management and by the outside consulting firm. In addition to expense reductions associated with exiting the retail bookstore business and associated with reducing its book distribution business, the company is looking at all of its facilities in light of the Company's focus on margin profitability of its customers. It is anticipated that additional fleet, facility, computer and communication expenses will be reduced.

       The Company has taken a charge of $70 million for impairment of goodwill in 1998. This will reduce the 1999 charge for goodwill amortization by $1.8 million.

       The Company continues to defer payment of interest on the debentures associated with the 1996 acquisitions. The Company continues to review opportunities to restructure the debentures.

       Through its rerouting efforts and its fleet management policies, the Company expects to keep 1999 capital additions to a minimal amount.

       The Company anticipates that these and other related efforts may be able to generate a positive EBITDA by the fourth fiscal quarter in 1999 and thereafter. There can be no assurances that the Company's plans will succeed. The financial statements do not include any further adjustments, other than the $70 million impairment charge in 1998, relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

              The cost and accumulated depreciation and amortization applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss on disposition is recognized in income. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other maintenance and repair costs are expensed as incurred.

       (f) Prepaid Signing Bonuses - The Company has entered into supplier contracts with many of their large chain customers. As part of the contract UNIMAG paid the customer an up-front payment (signing bonus) for obtaining a multi-year contract. These payments are being amortized straight-line against revenue over the life of the contract.

       (g) Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired (goodwill) consists of the excess of the cost to acquire an entity over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable based upon cash flow projections. The Company determined based on such cash flow projections that there was an impairment of goodwill. The result of such projections on a discounted basis supported an impairment loss on goodwill in the amount of $70 million at December 31, 1998.

       (h) Revenue Recognition - Revenues and cost of sales from the sale of periodical inventories are recognized upon shipment to the customers. However, due to the significant volume of merchandise returns that are typical in the periodical industry, the Company has recorded a reserve for gross profit on sales returned in the accompanying consolidated financial statements. This reserve is based on the gross profit margin on merchandise sold in the current period that is estimated to be returned by the customers in the subsequent period. The Company receives credit for the cost of such returns from the publisher.

       (i) Discounts and Rebates - The Company records all discounts and rebates given to the customer on the accrual basis of accounting as a reduction in net sales.

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

       (l) Weighted Average Shares Outstanding - The weighted average number of shares outstanding for earnings per share purposes is calculated using common shares outstanding, shares earned but not issued under a consulting agreement, shares obligated to be issued as well as common shares subject to put agreements. The shares obligated to be issued have been included in the 1997 weighted average shares outstanding from the respective acquisition dates as discussed in Note 4.c. Warrants that are anti-dilutive have been excluded.

       (m) Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The majority of the Company's revenues are derived from chain and independent grocery stores through the territories discussed in Note 1. No one chain represents a significant portion of the Company's revenue.

       (n) Reclassifications - Certain reclassifications have been made to the consolidated financial statements for 1997 to conform with the 1998 presentation.

       (o) Accounting Pronouncements Not Yet Effective - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are required for financial statements in fiscal years beginning after December 15, 1997 (fiscal 1999 for UNIMAG).

              SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company currently has a minimum pension liability adjustment that would qualify.

              SFAS No. 131 requires entities to disclose financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. The Company does not have any segments meeting the disclosure requirements.

(4)    ACQUISITIONS AND DISPOSITIONS
       -----------------------------

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

              The following unaudited pro forma summary presents the revenues, net income and earnings per share from the combination of operations of the Company and the significant acquisitions. The pro forma information is provided as if each acquisition had occurred at the beginning of fiscal 1996. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined enterprise.

                           In millions, except Loss
                                   Per Share                         1996
                          --------------------------              ----------

                          Net Revenue                                $280.8
                          Net Loss                                    (21.5)
                          Loss Per Share                             $(3.09)

       d. During 1998, the Company made two acquisitions of certain assets and liabilities. The consideration for these acquisitions was cash of $2.4 million. These acquisitions were not considered significant for financial reporting purposes.

       e. In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee (a subsidiary) to a third party for approximately $8.3 million. Consideration was in the form of cash ($2.7 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). The purchase price provides for adjustments based upon the closing balance sheet of Yankee as of the transaction date. A gain of approximately $7.8 million has been recognized on the sale. This disposition was not considered significant for financial reporting purposes.

(5)    DEBT OBLIGATIONS
       ----------------

       The components of the Company's debt obligations at October 3, 1998 and September 27, 1997 are as follows (in millions):

           Long term Debt Obligations
           --------------------------

                                                                          1998            1997
                                                                          ----            ----
           a)   New Line of Credit                                       $ 32.9         $  --
           a)   New Term and Capital Expenditure Loans                      6.5            --
           b)   Seller Financing                                            4.5             8.6
           c)   Loans from Related Parties                                  2.5             6.1
           d)   Acquired Lines of Credit                                    0.6             8.5
           e)   Term Loans with financial institutions                      0.1              .7
           f)   Notes with Publishers                                      --                .3
                                                                       ---------       ---------

           Total                                                           47.1            24.2
           Less: normally scheduled current portion                        (6.9)           (1.8)
                                                                       ---------       ---------
           Long-term portion of debt obligations                         $ 40.2         $  22.4
                                                                       =========       =========

       (a)    Financing Arrangements

              On February 6, 1998, the Company entered into a Credit Agreement (the Agreement) with two banks that provided a Revolving Credit Commitment of $30.0 million, a Term Loan of $5.0 million and a Capital Expenditure Loan of $2.4 million. The amount available to the Company under the Revolving Credit Commitment is based on certain amounts of eligible accounts receivable and eligible inventories. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans have variable interest rates to be designated by the Company based on the prime rate + .5% or LIBOR + 2.5%. Due to noncompliance, in December 1998, the default interest rate became effective. This rate is prime plus 2.0% for debt under the Credit Agreement. The average interest rate was 8.3% for 1998. The Capital Expenditure Loan and Revolving Credit Commitment mature in February 2003 and the Term Loan matures in February 2001. On April 15, 1998, the Company received a temporary expansion on the Revolving Credit Commitment of $3.0 million. The expansion expires on August 31, 1999.

              Quarterly principal payments of $416,667 on the Term Loan began in April 1998. The outstanding amount of the Capital Expenditure Loan as of February 2000 is required to be converted to a term loan that will have consecutive equal monthly principal and interest payments beginning at the time of conversion through the maturity. The Agreement is collateralized by substantially all of the Company's assets. Additionally, the Company's debt obligations under the Credit Agreement are collateralized by assets held in escrow of which $2.7 million was funded by a related party (see
              Note 12). The Agreement contains financial and non-financial covenants, including, among other restrictions, minimum income before interest, taxes, depreciation and amortization (EBITDA), a minimum cash flow ratio, minimum net worth and a maximum debt to EBITDA ratio. The Company was not in compliance with these covenants and others and has not obtained waivers through 1999 for expected continual noncompliance.

       (b) Seller financing represents the portion of the consideration associated with an acquisition that was funded by the seller. These obligations relate primarily to prior acquisitions made by the companies that were acquired by UNIMAG during the fourth quarter of 1996. These loans bear interest at rates ranging from 5.8% to 11.0%. Principal payments are made primarily on a monthly basis. These loans mature at various times during 1999 through February 2011. Approximately $2.4 million of the balance was paid-down as part of the refinancing in February 1998 discussed in
              (a) above.

       (c) The loans from related parties relate to accrued interest or debentures that were converted to notes and $1.1 million loaned to UNIMAG from an entity owned by two shareholders. The interest notes ($1.4 million) are due in 1999 while the $1.1 million is due in 2003. Interest accrues at 6.0%.

       (d) At September 27, 1997, the Company had five lines of credit with banks. The lines of credit bear interest at rates ranging from prime to 9.25%. The lines were substantially paid off in February 1998 as part of the refinancing discussed in (a) above. The weighted average interest rates on the outstanding borrowings under the lines of credit as of September 27, 1997, were approximately 8.6%.

       (e) The Company has various term loans with financial institutions. These loans accrue interest at rates ranging from 7.5% to 9.5%. Principal payments are made on a monthly basis. These loans expire at various times through April 1999. $600,000 of the balance was paid-down as part of the refinancing in February 1998, discussed in (a) above.

       (f) The Company had entered into agreements with two significant vendors which converted certain publisher payables balances into secured term loans. These notes accrued interest at 10%. Principal and interest payments were made monthly. As of September 27, 1997, only one vendor loan remained which was paid on December 15, 1998.

       The remaining loans after the refinancing discussed in (a) above do not have any significant covenants.

       Shareholder Debentures
       ----------------------

       The components of shareholder debentures are as follows (in millions):

                                                                                             1998         1997
                        Shareholder Group                  Senior        Subordinated        Total        Total
            ------------------------------------------     --------    -----------------    --------     --------
            KDR Limited                                      $--              $ 4.5           $ 4.5        $--
            Stoll Company                                     11.8              9.1            20.9         25.9
            Michiana                                           2.1              1.4             3.5          5.9
            Scherer Affiliates                                 9.1              1.0            10.1         10.7
            Klein                                             10.0              5.3            15.3         15.7
            Read-Mor                                           0.2              0.1             0.3          0.3
                                                           --------         --------        --------     --------
            Total                                             33.2             21.4            54.6         58.5
            Less: current portion                             --               --              --           --
                                                           --------         --------        --------     --------
            Long-term portion of debentures                  $33.2            $21.4           $54.6        $58.5
                                                           ========         ========        ========     ========

              The senior debentures began to accrue interest at 8% payable quarterly commencing on the closing date of the acquisitions. Quarterly principal and interest payments are scheduled from April 1, 1997 through January 1, 2002 in accordance with the schedule and priority set forth in the Debenture Agreement. Quarterly payments of principal and interest were not paid during 1997. In February 1998 the Company paid the accrued interest with 1/3 of the payment in a short-term note and 2/3 in common stock. In connection with the refinancing in February 1998, the Company paid $5 million of the senior debentures to the Stoll family. Additionally, the debenture holders entered into subordination agreements that prohibit the Company from making principal payments on the senior and subordinated debentures through the maturity of the Term Loan discussed in (a), which is currently scheduled for expiration in February 2001. The senior debentures are secured by all of the assets of the Company; however, these debentures are subordinated to substantially all of the long-term debt obligations discussed above. The entire $11.8 million of Stoll senior debentures must be paid before any other debentures may be paid.

              The subordinated debentures began to accrue interest at 10% payable quarterly commencing on the closing date of the acquisitions. Quarterly payments of interest were not paid during 1997. Quarterly principal payments were scheduled from April 1, 1999 through January 1, 2004; however, no payments on subordinated debentures are allowed until all senior debentures have been paid. These payments cannot be made until the bank is paid, which is scheduled for February 2001. Furthermore, no payments on debentures are permitted until the maturity of the Term Loan discussed in (a), which is currently scheduled for expiration in February 2001. Interest on the subordinated debentures and all senior debentures since December 31, 1997 has not been paid. The subordinated debentures are secured by all the assets of the Company, however, these subordinated debentures are subordinated to the senior debentures.

              In 1998, a $5.0 million note from KDR was exchanged for $.5 million in cash and $4.5 million in subordinated debentures with terms similar to the subordinated debentures discussed above. Interest on these debentures has been paid.

              In 1998 $1.7 million of senior and $1.6 million of subordinated debentures were reduced by advances due from related parties.

       Scheduled maturities of all debt obligations at October 3, 1998 are as follows (in millions); however, the Company is not in compliance with its financial covenants. Therefore $35.3 million of the long-term debt obligation has been classified as current on the consolidated balance sheet:

                                                       Long-Term
                                                         Debt
                     Fiscal Year                      Obligations          Debentures           Total
                   ----------------                  --------------       --------------       --------
                        1999                              $ 6.9                $ --             $  6.9
                        2000                                3.3                  --                3.3
                        2001                                2.4                  7.6              10.0
                        2002                                1.2                  9.2              10.4
                        2003                               31.6                 12.9              44.5
                     Thereafter                             1.7                 24.9              26.6
                                                        --------             ---------         --------
                        Total                             $47.1                $54.6            $101.7
                                                        ========             =========         ========

       The carrying value of the long-term debt obligations described above approximates its fair value because of the limited fluctuation in interest rates during the year and the significant portion that is variable rate based that is repriced frequently.

(6)    LEASE COMMITMENTS
       -----------------

       UNIMAG or its subsidiaries have entered into operating lease agreements for facilities and certain vehicles and equipment. Expenses related to these leases were as follows (in millions):

                       Fiscal Year               Related Party          Other           Total
                   --------------------         ----------------      ----------       ---------
                          1998                       $  2.0             $  2.1          $  4.1
                          1997                          1.7                1.4             3.1
                          1996                           .2                1.2             1.4

       As of October 3, 1998, the future minimum annual rental commitments of lease agreements are as follows (in millions):

                       Fiscal Year               Related Party          Other           Total
                   --------------------         ----------------      ----------       ---------
                          1999                       $  1.4             $  1.8          $  3.2
                          2000                          0.5                1.2             1.7
                          2001                          0.1                1.1             1.2
                          2002                          0.1                0.8             0.9
                          2003                          0.1                0.2             0.3
                       Thereafter                       0.1                0.2             0.3
                                                   ----------         ----------      ---------
                          Total                      $  2.3             $  5.3          $  7.6
                                                   ==========         ==========      =========

(7)    COMMON STOCK
       ------------

       The Company was obligated to issue 4.3 million shares previously valued at $15 per share pursuant to the acquisition agreements entered into during the fourth quarter of 1996. These shares were issued in February 1998.

       The Company has 192,657 warrants outstanding to purchase Company stock at $12 per share.

(8)    INCOME TAXES
       ------------

       The provision (benefit) for income taxes for the years ended 1998, 1997 and 1996 is as follows (in millions):

                                                                1998            1997            1996
                                                              ----------      ---------       ---------
          Current tax provision (benefit):
               Federal                                        $   --          $   --          $   --
               State                                              --              --              --

          Net increase in deferred tax assets                     (6.1)           (7.2)           (1.8)
          Increase in valuation allowance                          6.1             7.2             1.8
                                                              ----------      ---------       ---------

          Income tax provision (benefit)                      $   --          $   --          $   --
                                                              ==========      =========       =========

       The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The difference between the statutory tax rate and the effective rate of zero is due primarily to the benefit of the net operating losses generated that may not be realized in the future. The effective income tax rate varies from the federal statutory rate for the years ended October 3, 1998, September 27, 1997 and September 28, 1996, as follows (dollars in millions):

                                                    1998                 1997                  1996
                                              -----------------    ------------------    -----------------
          Expected tax provision
             (benefit) at federal
             statutory rate                    $(31.2)   (34%)     $   (8.3)   (34%)       $ (2.2)  (34%)

          Effect of:
             State income tax provision
               (benefit)                         (5.5)    (6%)         (1.5)    (6%)         (0.4)   (6%)
             Non-deductible goodwill             29.6     33%           1.5      6%           0.5     7%
             Non-deductible interest              1.0      1%           1.1      4%           0.3     3%
             Change in valuation
               allowance                          6.1      6%           7.2     30%           1.8    30%
                                              --------  -------    --------   -------    --------  -------

          Income tax provision (benefit)       $  --      --%      $    --      --%        $ --      --%
                                              ========  =======    ========   =======    ========  =======

       The significant items giving rise to the deferred tax assets and liabilities as of October 3, 1998 and September 27, 1997 are as follows (in millions):

                                                                             1998            1997
                                                                           ---------       ---------
          Short-term deferred tax assets:
             Accrued expenses and reserves                                 $    4.1        $    4.0
                                                                           ---------       ---------
                        Total short-term deferred tax assets                    4.1             4.0
                                                                           ---------       ---------

          Long-term deferred tax assets (liabilities):
             Net operating losses                                              18.1            10.9
             Property and equipment                                            (0.9)           (0.9)
             Other                                                              3.2             3.7
                                                                           ---------       ---------
                        Total deferred tax assets, net                         20.4            13.7
                                                                           ---------       ---------

          Total deferred tax assets, net                                       24.5            17.7

             Less: valuation allowance                                        (24.5)          (17.7)
                                                                           ---------       ---------

                        Total deferred tax assets, net                     $   --          $   --
                                                                           =========       =========

       The Company's net deferred tax assets have been fully reserved due to the uncertainty of future realization.

       On February 8, 1998 the Company, had a change of control event for tax purposes. This event reduced the amount of net operating losses (NOL's) that can be used in the future to an estimated $29.4 million as of February, 1998. Of the $29.4 million, approximately $2.0 million can be used per year through October 2013. Additional NOL's of approximately $18.0 million were generated from February 8, 1998 to October 3, 1998 that have no restriction on their use. The $18.0 million NOL also expires in 2013.


(9)    BENEFIT PLANS
       -------------

       Benefit plan obligations for the Company as of October 3, 1998 and September 27, 1997 are as follows:

                                                                                    1998           1997
                                                                                  ---------      ----------
           Deferred compensation plan                                              $   1.0        $   1.1
           Accrued pension obligation                                                  1.8            1.6
           Post-retirement obligation                                                  1.4            1.6
                                                                                  ---------      ----------
                         Total                                                     $   4.2        $   4.3
                                                                                  =========      ==========

       Multi-Employer Plans
       --------------------

       The Company's Michigan subsidiary participates in a multi-employer defined benefit pension plan which provides benefits to certain union employees of the Company. Proportionate share information on any unfunded benefit obligation is not readily available. However, the Company has no current intention to withdraw from the plan. The Company made contributions of approximately $39,000, $62,000 and $19,000 in fiscal year 1998, 1997 and 1996, respectively.

       Union Pension Plan
       ------------------

       As a result of the acquisition of Triangle in 1996, the Company has defined benefit pension plans covering various employees whose retirement benefits are subject to collective bargaining. The benefits are based on years of service multiplied by the yearly amount of basic retirement income. The Company's funding policy for the plan is to make the minimum annual contribution required by applicable regulations.

       The following table sets forth the plan's funding status and amounts recognized in the Company's financial statements (in millions):

                                                                                    1998           1997
                                                                                  ---------      ----------
           Actuarial present value of benefit obligations:
                Vested benefit obligations                                         $   3.8       $    3.5
                Non-vested benefit obligations                                          .2             .2
                                                                                  ---------      ----------

           Accumulated benefit obligation (ABO)                                    $   4.0       $    3.7
                                                                                  =========      ==========

           Projected benefit obligation (PBO)                                      $   3.9       $    3.7
           Plan assets at fair value                                                  (2.1)          (2.1)
                                                                                  ---------      ----------
           Projected benefit obligation in excess of plan assets                       1.8            1.6
           Unrecognized net loss                                                       (.2)          --
                                                                                  ---------      ----------
           Accrued pension cost                                                        1.6            1.6
           Additional minimum pension liability                                         .2           --
                                                                                  ---------      ----------
           Accrued pension and minimum liability                                   $   1.8        $   1.6
                                                                                  =========      ==========

       The key assumption used in determining the projected benefit obligation for 1998 and 1997 were as follows:

                         Discount rate                                                 7%
                         Expected long-term rate of return on
                            assets                                                     8%

       Net pension cost included the following components:

                                                                      1998            1997           1996
                                                                    ---------       ---------      ---------
           Asset loss                                               $   --          $    --        $    (.1)
           Service cost                                                   .1              .1           --
           Interest cost on projected benefit obligation                  .2              .2             .2
           Actual return on plan assets                                  (.1)            (.1)          --
                                                                    ---------       ---------      ---------
                         Net pension cost                           $     .2        $     .2       $     .1
                                                                    =========       =========      =========

       Funding of the plan was approximately $.1, $.3 and $.2 million in 1998, 1997 and 1996, respectively.

       Other Postretirement Benefit Plans
       ----------------------------------

       In addition to the Company's defined benefit pension plan, certain of the Company's subsidiaries sponsor defined benefit postretirement health care and life insurance plans that provide postretirement health care and life insurance benefits to full-time collective bargaining employees who have met required service periods with the Company and have attained age requirements as defined in the plan. The plans contain certain cost-sharing features such as deductibles and coinsurance.

       The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheets (in millions):

                                                                                    1998           1997
                                                                                  ---------      ----------
           Accumulated postretirement benefit obligations:
              Current retirees                                                     $    .6        $    .7
              Other fully eligible participants                                         .2             .2
              Other active plan participants                                            .4             .7
                                                                                  ---------      ----------

           Accumulated postretirement benefit obligations in excess of
              plan assets                                                              1.2            1.6
           Unrecognized net gain                                                        .2           --
                                                                                  ---------      ----------
           Accrued postretirement benefit cost                                     $   1.4        $   1.6
                                                                                  =========      ==========

       Net periodic postretirement benefit cost includes the following components (in millions):

                                                                     1998           1997            1996
                                                                   ---------      ---------       ---------
           Service cost                                            $   --         $     .1        $   --
           Interest cost                                                 .1             .1              .1
           Amortization of gain and loss                               --             --              --
                                                                   ---------      ---------       ---------
           Net periodic postretirement benefit cost                $     .1       $     .2        $     .1
                                                                   =========      =========       =========

       The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1998, 1997 and 1996 are 9%, 10% and 11%, respectively, for participants less than age 65 and 7.5%, 8.0% and 8.5%, respectively, for participants 65 and older. The rate is assumed to decrease over 7 years to 6% and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 3, 1998, September 27, 1997 and September 28, 1996 by approximately $.1, $.2 and $.2 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998, 1997 and 1996 by approximately $15,000, $26,000 and $15,000, respectively.

       The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.0% and 7.5% at October 3, 1998, September 27, 1997 and September 28, 1996, respectively.

       Retirement Savings Plan
       -----------------------

       Effective April 1994, the Company adopted a defined contribution retirement savings plan for substantially all nonbargaining employees. The provisions of the plan allow employees to contribute 15% of their salary with a maximum of $9,240 for pre-tax contributions. The plan provides for a matching contribution at the discretion of the Company. Employees are fully vested in the Company's contributions after 3 years. Through fiscal 1998, the Company has not made any significant contributions to the plan. Subsequent to year-end, the Company contributed approximately 108,000 shares to the retirement savings plan.

       Deferred Compensation Plan
       --------------------------

       An officer and former owner of the Stoll Company is entitled to receive deferred compensation pursuant to an agreement in effect prior to the acquisition. The agreement provides for the payment of $250,000 a year for a five year period beginning in 1997 and $100,000 a year for a period of seven years thereafter. The present value of this obligation is approximately $1.0 million and $1.1 million at October 3, 1998 and September 27, 1997, respectively.


(10)   SIGNIFICANT VENDORS
       -------------------

       The Company purchased greater than 84% of its product from five publishers in 1998 and 1997, respectively. These publishers represent approximately 72% and 64% of accounts payable in 1998 and 1997, respectively.


(11)   RELATED PARTY TRANSACTIONS
       --------------------------

       The Company had advances and notes to related parties of $0.5 and $11.8 million at October 3, 1998 and September 27, 1997, respectively, including $7.4 million that was an advance to an affiliated company that was purchased by the Company in 1998. During 1998 the Company took back shares and subordinated debentures as consideration for notes and advances of $3.7 million.

       The Company had sales to a retail chain owned by a significant shareholder of $0.9, $2.3, and $3.3 million for 1998, 1997 and 1996, respectively, and accounts receivable of $2.9 and $1.6 million at October 3, 1998 and September 27, 1997.

       The Company purchased display racks from a company owned by a significant shareholder of $2.2 million for the years ended October 3, 1998, and September 27, 1997.

       See Note 6 for a discussion on related party leases and see Notes 5 and 12 for a discussion on related party debt and related transactions.

(12)   CONTINGENCIES AND COMMITMENTS
       -----------------------------

       (a)    Common Stock Subject to Put Agreements

              In conjunction with the Company's acquisition of Wilmington in 1996, 476,543 shares of common stock are subject to Put Agreements. In the event the put options are exercised as they become exercisable, the related payments would be $3,767,450, $335,831, $335,831, $335,839 and $335,832 in 1999, 2000, 2001,
              2002 and 2003, respectively and $2,489,716 in total over the next succeeding 10 years.

              On February 8, 1998, the Company and a related party entered into an Escrow Agreement with the Company's principal bank by which the Company and the related party contributed approximately $.5 million and $2.7 million, respectively, to an escrow account. This escrow account was established primarily for funding future put obligations, as permitted by the Escrow Agreement. The Company's principal banks have a lien, pledge and security interest in the escrow funds.

       (b)    Other Legal Matters

              The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these few outstanding claims. The Company believes it has adequate accrued loss contingencies for all legal matters, and any current or threatened litigation matters will not have a material adverse impact on the Company's financial position or results of operations.

              See Note 13 for litigation matters subsequent to year-end.


(13)   SUBSEQUENT EVENT
       ----------------

       PROPOSED SALE OF WHOLESALE BUSINESS SEGMENT
       -------------------------------------------

       On December 15, 1998, UNIMAG and Chas. Levy Circulating Co. ("Levy"), an Illinois general partnership, entered into a Letter of Intent, whereby the parties agreed that Levy would purchase certain assets and assume certain liabilities of UNIMAG.

       On March 18, 1999, a definitive agreement was signed by the parties whereby UNIMAG agreed to sell substantially all of its wholesale operating assets to Levy in return for cash and the assumption by Levy of substantially all of UNIMAG's wholesale operating liabilities. The closing was anticipated to occur by the end of June and was subject to due diligence by both parties and approval by UNIMAG's shareholders.

       On June 1, 1999 and June 7, 1999 Chas. Levy Circulating Co. and UNIMAG and its subsidiaries terminated the Asset Purchase Agreement by and among Levy, UNIMAG and the subsidiaries of UNIMAG.

       During the second fiscal quarter of fiscal 1999 the Company initiated a plan to sell or close substantially all of its retail locations. Retail revenue is less than 10% of total revenue.

(14)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
       -------------------------------------------

       The following is a tabulation of the unaudited quarterly results of operations for the two years ended October 3, 1998 and September 27, 1997:

         (in millions, except earnings (loss)
            per common share)                                                     1998
                                                        ----------------------------------------------------------
                                                         First      Second       Third       Fourth       Total
                                                        --------    --------    --------     --------    ---------
         NET SALES                                        $77.3       $76.7       $82.7        $87.4      $324.1
         Cost of sales                                    (62.0)      (61.9)      (66.0)       (69.6)     (259.5)
                                                        --------    --------    --------     --------    ---------
         Gross profit                                      15.3        14.8        16.7         17.8        64.6
         Selling, general and administrative
            expenses                                      (17.6)      (18.0)      (19.7)       (19.7)      (75.0)
         Depreciation and amortization                     (2.1)       (2.1)       (2.7)        (3.3)      (10.2)
         Impairment loss on goodwill                        --          --          --         (70.0)      (70.0)
                                                        --------    --------    --------     --------    ---------
         LOSS FROM OPERATIONS                              (4.4)       (5.3)       (5.7)       (75.2)      (90.6)
         Interest expense                                  (1.8)       (1.8)       (2.3)        (3.7)       (9.6)
         Other, net                                         --          8.5        (0.3)         0.3         8.5
                                                        --------    --------    --------     --------    ---------
         Net income (loss) before tax                      (6.2)        1.4        (8.3)       (78.6)      (91.7)
         Income tax                                         --          --          --          --          --
                                                        --------    --------    --------     --------    ---------
         NET INCOME (LOSS)                                $(6.2)      $ 1.4       $(8.3)      $(78.6)     $(91.7)
                                                        ========    ========    ========     ========    =========

         EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per share - basic and
            diluted                                      $(0.88)      $0.20      $(1.12)     $(10.62)    $(12.56)
         Weighted average shares outstanding                7.1         7.2         7.4          7.4         7.3


         (in millions, except earnings per common
            share)                                                                1997
                                                        ---------------------------------------------------------
                                                         First      Second       Third       Fourth       Total
                                                        --------    --------    --------     --------    --------

         NET SALES                                        $74.4       $75.7       $79.6        $68.6      $298.3
         Cost of sales                                    (58.0)      (59.1)      (62.1)       (54.3)     (233.5)
                                                        --------    --------    --------     --------    --------
         Gross profit                                      16.4        16.6        17.5         14.3        64.8
         Selling, general and administrative
            expenses                                      (17.3)      (16.5)      (16.1)       (22.3)      (72.2)
         Depreciation and amortization                     (2.1)       (2.2)       (2.1)        (2.8)       (9.2)
                                                        --------    --------    --------     --------    --------
         LOSS FROM OPERATIONS                              (3.0)       (2.1)       (0.7)       (10.8)      (16.6)
         Interest expense                                  (1.8)       (1.8)       (1.6)        (3.0)       (8.2)
         Other, net                                        (0.1)        0.1         --           0.3         0.3
                                                        --------    --------    --------     --------    --------
         Net income (loss) before tax                      (4.9)       (3.8)       (2.3)       (13.5)      (24.5)
         Income tax                                         --          --          --           --          --
                                                        --------    --------    --------     --------    --------
         NET INCOME (LOSS)                                $(4.9)      $(3.8)      $(2.3)      $(13.5)     $(24.5)
                                                        ========    ========    ========     ========    ========

         EARNINGS (LOSS) PER COMMON SHARE
         Earnings (loss) per share                       $(0.69)     $(0.53)     $(0.32)      $(1.93)     $(3.47)
         Weighted average shares outstanding                7.1         7.1         7.1          7.1         7.1

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following information is set forth with respect to each person serving as a director and with respect to the executive officers of the Company:

o        Directors:

NAME                                      AGE    POSITIONS HELD WITH THE COMPANY
----                                      ---    -------------------------------

Ronald E. Scherer                         49     Chairman of the Board of Directors

David B. Thompson                         59     Vice Chairman/Treasurer

Robert H. Monnaville                      54     Chief Executive Officer, President

Eugene J. Alfonsi                         61     Senior Vice-President

George R. Klein                           57     Vice-Chairman

Thaddeus A. Majerek                       48     Assistant to the Chairman

Richard Stoll, Sr.                        66     None

Nancy Stoll Lyman                         38     None

R.L. Richards                             50     None

William D. Parker                         62     None

o     Executive Officer Not Named Above.

John B. Calfee, Jr.                       53     Chief Financial Officer

         RONALD E. SCHERER, age 49, has been a member of the Board of Directors of the Company since 1989. He was appointed Chief Executive Officer and President of the Company in August 1989, and became Chairman of the Board of Directors in February 1992. In September 1997, Mr. Scherer resigned as President of the Company, and in December 1998, he resigned as Chief Executive Officer. He continues to serve as the Chairman of the Company's Board of Directors. Additionally, Mr. Scherer served as Chairman of the Board of Directors of Scherer Companies from 1982 to 1993, at which time he was appointed Senior Chairman of its Board. Other companies under Mr. Scherer's ownership, control or management have engaged in such businesses as real estate, manufacturing, pharmaceutical distribution, and data processing.

       DAVID B. THOMPSON, age 59, has been a member of the Board of Directors of the Company since 1988. He was appointed Vice Chairman in November 1996 and Treasurer and Chief Financial Officer of the Company in August 1989, but ceased serving as Chief Financial Officer in December 1993. Additionally, Mr. Thompson, a Certified Public Accountant, was affiliated with Scherer Companies since 1973, when he was elected as a Director and appointed Treasurer and Chief Financial Officer. In 1993, Mr. Thompson became Chairman of the Board of Directors and Chief Executive Officer of Scherer Companies. Currently, Mr. Thompson is an officer and/or a director of a number of companies owned, controlled or managed by Mr. Scherer. Mr. Thompson graduated in 1963 with a BS degree in Accounting from the University of Detroit.

         ROBERT H. MONNAVILLE, JR., age 54, has been a member of the Board of Directors of the Company since March of 1995. He has served as President of the Company since September of 1997 and Chief Executive Officer since December of 1998. Mr. Monnaville was President of Service News Company, d/b/a Yankee News Company, one of the Company's subsidiaries, from March of 1995 until March of 1998. From May, 1993 to March, 1995, Mr. Monnaville served as the General Manager of Yankee News Company. From September, 1992 to May, 1993, Mr. Monnaville served as the General Manager of National Wholesale Drug Co., a wholesale pharmaceutical distributor, and, again, from 1990 to July, 1992, Mr. Monnaville served as General Manager of Yankee News Company. Altogether, Mr. Monnaville has served in several executive capacities with the Company since 1982. Mr. Monnaville is a graduate of John Carroll University and has a law degree from Cleveland State University. Prior to joining Yankee News Company, Mr. Monnaville engaged in the practice of law as a labor attorney for United Technologies in Connecticut. Additionally, Mr. Monnaville serves on the Board of Directors of Blue Cross/Blue Shield of Connecticut.

       EUGENE J. ALFONSI, age 61, has been a member of the Board of Directors of the Company since 1992 and is currently serving as a Senior Vice-President. Mr. Alfonsi was the President of the Periodical Division of Scherer Companies from 1986 to September 1993. In September 1993, Mr. Alfonsi was appointed as the President and Chief Operating Officer of Scherer. Prior to joining Scherer Companies in 1986, he owned and managed several wholesale periodical distribution companies, a business in which he has been employed for most of his adult life. Mr. Alfonsi graduated in 1963 with a B. A. degree in Economics and Finance from Milliken University in Illinois.

         GEORGE R. KLEIN, age 57, has been a member of the Board of Directors of the Company since September 1997 and Vice-Chairman since October 1997. Additionally, he has served as President of the Cleveland, Ohio Division of the Company since September 1996. Mr. Klein was formerly Vice-Chairman of The George
R. Klein News Co., Central News Co. and Newspaper Sales, Inc. In addition, for over ten years, he has served as President and Chairman of the Executive Committee for East Texas Distributing Co., a magazine wholesaler located in Houston, Texas. Mr. Klein has ownership interests in other magazine wholesale companies and in other entities, including companies that provide real estate and management services to Klein. Mr. Klein is a 1964 graduate of Colorado College with a Bachelor of Science degree and earned an MBA from the University of Denver in 1965.

       THADDEUS A. MAJEREK, age 48, has been a member of the Board of Directors since 1992. Since 1997, he has served as Assistant to the Chairman of the Company. From 1988 to February of 1998, Mr. Majerek served as the President and Chief Executive Officer of Michiana News Service, Inc. in Niles, Michigan. Mr. Majerek graduated in 1974 with a BS degree in Business and Physical Education from Eastern Michigan University, and in 1989 with an MBA from the University of Notre Dame. Mr. Majerek has been active in the magazine distribution business since 1971. He has managed magazine distribution companies in Utah, Indiana, and Michigan.

       RICHARD H. STOLL, SR., age 66, has been a member of the Board of Directors since September of 1997. Mr. Stoll Sr. was the Chairman of the Board of Directors and Chief Executive Officer of The Stoll Companies and was employed by The Stoll Companies from July of 1954 to July of 1997. Mr. Stoll Sr. is a graduate of Colgate University in 1954 with a degree in history. Mr. Stoll is the father of Nancy Stoll Lyman.

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

       R.L. RICHARDS, age 50, has been a member of the Board of Directors since September of 1997. Since 1978, Mr. Richards has been a managing director of RDT Limited, or its affiliates, a private investment company owned by R. David Thomas, a principal shareholder of the Company. Mr. Richards has been employed by affiliates of Mr. Thomas since 1978. Mr. Richards is a graduate of Wittenberg University with a degree in economics and political science, and has a law degree from The Ohio State University. Mr. Richards serves as a director of Acceptance Insurance Companies (NYSE), and of several non-public companies including Fifth Third Bank of Columbus, Inc. and Stanley Steemer International, Inc. Previously, Mr. Richards served as a director for Clinton Gas Systems, Inc. (OTC) and Orange Co. (NYSE).

       WILLIAM D. PARKER, age 62, has been a member of the Board of Directors since September, 1997. Mr. Parker is retired from The Kroger Company. From September of 1993 through January of 1997, Mr. Parker served as President of the Kroger Columbus Marketing Area. Prior to being named president of the Columbus area, Mr. Parker served five years as president of the Kroger Dallas and Memphis marketing areas. Mr. Parker served in numerous other merchandising and general operations positions during his forty-year tenure with Kroger, beginning in 1956. Mr. Parker has also served on over thirty public and private boards during his years as president of the Columbus and Dallas areas, with a strong emphasis on community service. Additionally, Mr. Parker has served as chairman for several charitable events in recent years.

o      Other Executive Officer:

       JOHN B. CALFEE, JR., age 53, has served as Chief Financial Officer of the Company since July 1998. Mr. Calfee is a graduate of Yale University with a Masters degree from Harvard University Graduate School. Additionally, Mr. Calfee was a certified public accountant from 1975 to 1988. He started his career at Ernst & Whinney (now Ernst & Young). Mr. Calfee was Vice President and Chief Financial Officer of the Essef Corporation from 1989 to 1994. Prior to joining United Magazine Company, Mr. Calfee was Senior Vice-President and Chief Financial Officer of TBN Holdings, Inc. Mr. Calfee also served as a lieutenant in the U.S. Navy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

       Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, except as set forth below, the Company is not aware of any director, officer or beneficial owner of more than 10% of the Company's Common Stock who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 3, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

       The following table sets forth the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE



                                                  Annual Compensation
                                      ------------------- ----------- -------------
            (a)             (b)            (c)             (d)            (e)
                                                                         Other
                                                                         Annual
                                                                          Compen-
Name and                    Fiscal        Salary            Bonus        sation
Position(s)                  Year          ($)               ($)          ($)
-----------------------------------------------------------------------------------
Ronald E. Scherer,           1998        $492,000            None        None
Chairman of the Board of     1997        $491,000            None        $235,000
Directors(1)                 1996        $50,000             None        None


David B. Thompson,           1998        $225,000            None        None
Treasurer(1)                 1997        $224,000            None        $75,000
                             1996        $37,000             None        None


Robert H. Monnaville,        1998        $200,000            None        None
Chief Executive Officer,     1997        $164,000            None        None
President                    1996        $130,000            None        None


Eugene J. Alfonsi,           1998        $196,000            None        None
Senior Vice President(1)     1997        $180,000            None        None
                             1996        $32,500             None        None


George R. Klein,             1998        None                None        None
Vice-Chairman, Division      1997        None                None        None
President(2)                 1996        None                None        None

                                   Long Term Compensation
                         ----------------------------- -------------
                                    Awards               Payouts
                         --------------- ------------- -------------
                              (f)            (g)           (h)           (i)
                                          Securities
                           Restricted       Under-                    All Other
                             Stock          lying          LTIP        Compen-
Name and                    Award(s)       Options/      Payouts        sation
Position(s)                   ($)          SAR's(#)        ($)           ($)
--------------------------------------------------------------------------------
Ronald E. Scherer,           None            None          None          None
Chairman of the Board of     None            None          None          None
Directors(1)                 None            None          None          None


David B. Thompson,           None            None          None          None
Treasurer(1)                 None            None          None          None
                             None            None          None          None


Robert H. Monnaville,        None            None          None          None
Chief Executive Officer,     None            None          None          None
President                    None            None          None          None


Eugene J. Alfonsi,           None            None          None          None
Senior Vice President(1)     None            None          None          None
                             None            None          None          None


George R. Klein,             None            None          None          $181,000
Vice-Chairman, Division      None            None          None          $527,000
President(2)                 None            None          None          None


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

(2) In accordance with the terms of the Klein Exchange Agreement, the Company agreed that, following the acquisition of Klein, it would enter into employment agreements with certain employees of Klein. In addition, George R. Klein, elected as director of the Company, is president of Klein Management Company. Effective September of 1997, the Company entered into a management agreement with Mr. Klein for a three-year term, pursuant to which Mr. Klein and Klein Management Company will provide services to the Company. Klein Management Company is to receive an annual fee of $159,000, plus the reimbursement of employee expenses. During fiscal 1998 and 1997, Klein Management Company received management fees of $181,000 and $527,000, respectively.

EMPLOYMENT AGREEMENTS

         Effective September of 1997, the Company has entered into three year employment agreements with Ronald E. Scherer, David B. Thompson, and Eugene J. Alfonsi, pursuant to which they are to receive annual salaries in the following respective amounts: $491,000, $224,000 and $195,000.

DEFERRED COMPENSATION AGREEMENT

         As part of the acquisition terms with Stoll, the Company has assumed a deferred compensation agreement with Richard Stoll, Sr., who has been elected to the Company's board of directors. Under the agreement, the Company will pay Mr. Stoll the sum of $250,000 per year for a period of five years and $100,000 per year for a period of seven years thereafter.

COMPENSATION OF DIRECTORS

         The Company has a policy which provides that each outside director of the Company will receive the sum of $3,000 for each meeting of the Board of Directors attended by such director and $2,000 for each Committee Meeting attended by such director; the Company also plans to provide outside directors stock options in connection with such meetings, but has not issued any stock options to date. Director R. L. Richards has waived his director fees. The Company does pay reasonable out-of-pocket expenses incurred in the attendance of meetings of the Board of Directors for all directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         The following tables set forth, to the knowledge of management, the number of shares of Common Stock of the Company and the percentage of outstanding shares of Common Stock of the Company represented thereby, owned by each person or entity who is the beneficial owner of more than 5% of the shares of Common Stock of the Company outstanding as of October 3, 1998 and by each executive officer and director of the Company.

TABLE FOR FIVE PERCENT (5%) SHAREHOLDERS

                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned(1)                   Outstanding(2)
-------------------------------------------------------------------------------------------------
Ronald E. Scherer                         1,731,641(3)(4)(5)                      22.98%
Chairman of the Board
of Directors
5131 Post Road
Dublin, OH 43017

Linda (Hayner) Scherer Talbott            1,266,591(5)                            16.81%
5131 Post Road
Dublin, OH 43017

Roger L. Scherer Trust                    1,059,077(5)                            14.05%
F/B/O Ronald E. Scherer,
Dated June 14, 1979
5131 Post Road
Dublin, OH 43017

Roger L. Scherer Trust                    1,059,077(5)                            14.05%
F/B/O Linda Hayner (Scherer)
Talbott, Dated June 14, 1979
5131 Post Road
Dublin, OH 43017

R. David Thomas                           427,162(2)                              5.67%
One Bay Colony
Ft. Lauderdale, FL 33308

Richard H. Stoll, Sr.                     421,750(4)(7)(8)                        5.60%
Director
6477 Mill Ridge Road
Maumee, OH 43537

George R. Klein                           1,169,502(4)                            15.52%
Director
1771 East 30th Street
Cleveland, OH 44114


Total                                     3,750,055                               49.76%

Table for Officers and Directors
--------------------------------


                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned(1)                   Outstanding(2)
-------------------------------------------------------------------------------------------------
Ronald E. Scherer                         1,731,641(3)(4)(5)                      22.98%
Chairman of the Board
of Directors
5131 Post Road
Dublin, OH 43017

David B. Thompson                         2,264(3)                                .03%
Vice-Chairman, Treasurer,
Director
5131 Post Road
Dublin, OH 43017

Eugene J. Alfonsi                         5,000                                   .07%
Senior Vice President, Director
5131 Post Road
Dublin, OH 43017

Thaddeus A. Majerek                       279,212(4)(6)                           3.71%
Assistant to the Chairman,
Director
2232 S. 11th Street
Niles, MI 49120

Robert H. Monnaville, Jr.                 39,925                                  .53%
Chief Executive Officer,
President, Director
5131 Post Road
Dublin, OH 43017

John B. Calfee, Jr.                       0                                       0
Chief Financial Officer
5131 Post Road
Dublin, OH 43017

Nancy Stoll Lyman                         153,350(4)(7)(8)                        2.03%
Director
203 N. Wabash, Suite 1504
Chicago, IL 60601

                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned(1)                   Outstanding(2)
-------------------------------------------------------------------------------------------------
William D. Parker                         0                                       0
Director
5131 Post Road
Dublin, OH  43017

Richard H. Stoll, Sr.                     421,750(4)(7)(8)                        5.60%
Director
6477 Mill Ridge Road
Maumee, OH 43537

R.L. Richards                             48,164(2)                               .64%
Director
5131 Post Road
Dublin, OH 43017

George R. Klein                           1,169,502(4)                            15.52%
Vice-Chairman, Director
1771 E. 30th Street
Cleveland, OH 44114

All Directors and Executive               3,850,808                               51.10%
Officers as a Group
(5 persons before the September,
1997 Annual Meeting, 11 persons
after the Annual Meeting)

(1) Unless otherwise specified, the beneficial owners of the shares of Common Stock have sole voting and investment power over such shares.

(2) The total number of shares of Common Stock of the Company outstanding on October 3, 1998 is 7,348,186 shares. The total number of beneficial shares of common stock of the Company outstanding in October 3, 1998 is 7,535,843 shares. Except as noted below, none of the executive officers, directors or holders of 5% or more of the Company's issued and outstanding Common Stock hold any options or warrants to acquire Common Stock. R. David Thomas and R.L. Richards own an interest in KDR, which received warrants to purchase 187,657 shares of the Common Stock of the Company at $12.00 per share. These warrants were subsequently distributed to the members of KDR Accordingly, these distributed warrants are reflected as beneficially owned by Mr. Thomas and Mr. Richards.

(3) The table does not include 58,900 shares of Common Stock of the Company held of record by RAP Diversified, Inc. ("RAP"), the sole shareholder of which is David B. Thompson, Trustee for a trust of which the children of Ronald E. Scherer are the beneficiaries. Mr. Scherer and Mr. Thompson disclaim any beneficial ownership of such shares.

         The table includes 144,476 (1.92%) shares of Common Stock of the Company received by Northern in the Exchange Transactions and 52,488 (0.70%) shares of Common Stock of the Company received by Wholesalers in the Exchange Transactions. Mr. Scherer has voting power over the shares of Common Stock of the Company held by these companies by virtue of his position as Chief Executive Officer of these Companies.

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

(6) Includes 279,212 (3.71%) shares of Common Stock of the Company owned by a trust over which Thaddeus A. Majerek shares voting power as one of the co-trustees. Does not include 290,609 (3.86%) shares of Common Stock of the Company owned by another family trust, over which Mr. Majerek disclaims any beneficial ownership.

(7) Does not include 1,955,418 (25.95%) shares of Common Stock of the Company held by other members of the Stoll family, over which Nancy Stoll Lyman disclaims any beneficial ownership.

(8) Does not include 1,687,018 (22.39%) shares of Common Stock of the Company held by other members of the Stoll family, over which Richard
         H. Stoll, Sr. disclaims any beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note 11 of the United Magazine Company consolidated financial statements as of October 3, 1998, included in Item 8 of this report.

CONFLICTS OF INTEREST AND RELATED PARTY TRANSACTIONS

         There are various conflicts of interest and related party transactions in connection with the acquisitions and from other contractual arrangements.

CONSULTING AGREEMENT WITH FORMER DIRECTOR

         On June 27, 1994, the Company and Yankee entered into a consulting agreement with Charles Pastorino, a former officer of Yankee and former director of the Company. The consulting agreement is for a term of eight years expiring in 2002. During the first two years, the consultant was paid $4,000 per month. During years three through five, the consultant is to be paid $5,000 per month. During years six through eight, the consultant is to be paid $8,500 per year. The aggregate amount paid during 1998 was $60,000.

YANKEE AGREEMENTS WITH MDI, LP

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

         As part of the sale to MDI and Hudson News of the operating assets of Yankee, all of the prior non-competition and consulting agreements were terminated, effective January 12, 1998. See Note 4 of the United Magazine Company Consolidated Financial Statements as of October 3, 1998 included in Item 8 of this report.

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

         Klein is managed by Klein Management Company, which is an independent company owned by director George R. Klein, and which was not acquired by the Company. For the 1997 period through September of 1997, Klein paid approximately $527,000 for management services. Effective September of 1997, the Company entered into a new management agreement with the Klein Management Company pursuant to which Klein Management Company will provide the services of George
R. Klein to the Company for a term of three years in exchange for an annual management fee of $159,000, plus the reimbursement of employee benefits. For the fiscal year ended October 3, 1998, the Company paid $181,000 for management services.

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

         KDR exchanged the Note for a new note from UNIMAG. The new note became a $4,500,000 Subordinated Debenture. This subordinated debenture is not subject to the same terms and restrictions on subordinated debentures issued to the acquisition parties. In consideration for KDR's agreement to the new note, the Company paid KDR accrued interest, made a $500,000 partial payment of the principal of the note, and issued to KDR warrants to purchase an additional 187,657 shares of Common Stock of the Company at $12.00 per share.

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

STOLL LEASE AGREEMENTS

         Stoll leased a 78,000 square foot facility located in Indianapolis, Indiana from Richard Stoll, Sr., a director of the Company, for a monthly rental of $25,000. This lease was on a month-to-month tenancy. As part of the Stoll Exchange Agreement, the Company agreed to lease this facility from Richard Stoll, Sr. for a period of 36 months, commencing January 1, 1997, for a monthly rental of $12,000.

         A trust, which has been established for the benefit of the Stoll family, owns several parcels of real property that are leased to Stoll. The terms of the only significant lease are as follows: The Jackson, Michigan facility contains 84,000 square feet and is leased for $300,000 per year. The lease has approximately four years remaining.

TRANSACTIONS WITH HALL OF CARDS AND BOOKS, INC.

         Some of the principal shareholders of Michiana, including Thaddeus A. Majerek, a director of the Company, were also shareholders of Hall of Cards and Books, Inc. ("HOCAB"), which operates approximately 27 retail stores, including Hallmark stores, paperback stores and newsstands. HOCAB is a principal customer of Michiana for books and magazines. In connection with the closing of the Michiana transaction, the Company and HOCAB entered into a five year exclusive supply agreement pursuant to which the Company is to be the exclusive supplier of magazines, books and other related periodical items to HOCAB, at special prices negotiated in the agreement. These discounts are below the prices charged other retailers, and HOCAB is expected to benefit by an aggregate of approximately $165,000 per year from the extra discount received by it. At September 27, 1997 HOCAB was indebted to the Company in the amount of $2,012,618. The Company also had other small balances owed to and owed by affiliates of HOCAB as a result of the Michiana acquisition. During June of 1998, the HOCAB notes receivable, affiliated balances, and related interest were all cancelled in exchange for the cancellation of $1,400,000 of senior debentures and $934,256 of subordinated debentures. The Company had net sales to HOCAB of $0.9, $2.3 and $3.3 million for 1998, 1997 and 1996, respectively, and had trade accounts receivable of $2.9 and $1.8 million at October 3, 1998 and September 27, 1997.

PURCHASE OF DISPLAY RACKS

         During the years ended October 3, 1998 and September 27, 1997, the Company purchased approximately $2.2 million of display racks from a company owned by Ronald E. Scherer.

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

GUARANTY OF KLEIN DEBT

         The George R. Klein News Company had guaranteed $111,734 of certain debt incurred by Northwest News Company ("Northwest") in connection with Northwest's acquisition of several wholesale periodical distributors. George R. Klein, who was elected a director of the Company, is a 50% owner of Northwest and benefits from the transaction; however, Mr. Klein will reimburse the Company if the guarantee results in a claim against the Company.

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

         All leases expired on December 31, 1996. The Company entered into a new three-year lease with Newspaper Sales, Inc. and a month-to-month lease with a six-month termination clause with The George R. Klein News Co. The new lease rates are at a market value, which the Company considers reasonable.

                                     PART IV

                                      INDEX



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      Page
                                                                      ----
     Exhibits                                                          66

     Financial Statement Schedules                                     69


     Reports on Form 8K                                                70

EXHIBITS
--------

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

10.5 Stock Transfer and Exchange Agreement among United Magazine Company, The Stoll Companies and all of the shareholders of The Stoll Companies effective July 31, 1996 (incorporated by reference from the Current Report on Form 8-KA filed September 30, 1996, See Exhibit 2(C)therein).

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

21.0     Subsidiaries of the Registrant

---------------------------------------------------------------------------------------------------------------------------
           Name of Subsidiary                         Jurisdiction of                           Name in which
                (Current)                      Incorporation or Organization                Business is Conducted
---------------------------------------------------------------------------------------------------------------------------
Michiana News Service, Inc.                               Michigan                 Michiana
---------------------------------------------------------------------------------------------------------------------------
MacGregor News Service, Inc.                              Michigan                 MacGregor
---------------------------------------------------------------------------------------------------------------------------
The Stoll Companies                                         Ohio                   Stoll
---------------------------------------------------------------------------------------------------------------------------
Scherer Companies                                         Delaware                 Scherer Companies
---------------------------------------------------------------------------------------------------------------------------
Read-Mor Book Store, Inc.                                   Ohio                   Read-Mor
---------------------------------------------------------------------------------------------------------------------------
The Geo. R. Klein News Co.                                  Ohio                   Klein
---------------------------------------------------------------------------------------------------------------------------
Central News Co.                                            Ohio                   Klein
---------------------------------------------------------------------------------------------------------------------------
Newspaper Sales, Inc.                                       Ohio                   Klein
---------------------------------------------------------------------------------------------------------------------------
Imperial News Co., Inc. (Inactive)                        Delaware                 Imperial News
---------------------------------------------------------------------------------------------------------------------------
Team Logos Sportstuff, Inc. (Inactive)                      Ohio                   Team Logos and Sportstuff
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
           Name of Subsidiary                         Jurisdiction of                           Name in which
          (merged during 1998)                 Incorporation or Organization                Business is Conducted
---------------------------------------------------------------------------------------------------------------------------
Ohio Periodical Distributors, Inc.                          Ohio                   OPD
(Merged)
---------------------------------------------------------------------------------------------------------------------------
Service News Company*                                   Connecticut                Yankee News Company
---------------------------------------------------------------------------------------------------------------------------
Sportstuff Marketing, Inc.* (Inactive)                      Ohio                   Sportstuff Marketing
---------------------------------------------------------------------------------------------------------------------------
UNIMAG I, Inc.*  (Inactive)                               Delaware                                   N/A
---------------------------------------------------------------------------------------------------------------------------
Service News Company*
(Acquired January 12, 1996)                            North Carolina              Service News and Wilmington
---------------------------------------------------------------------------------------------------------------------------
Triangle News Company*
(Acquired January 23, 1996)                             Pennsylvania               Triangle and Pittsburgh
---------------------------------------------------------------------------------------------------------------------------
Central Wholesale, Inc.                                 Pennsylvania               Central
---------------------------------------------------------------------------------------------------------------------------
Penn News Company, Inc.                                 Pennsylvania               Penn
---------------------------------------------------------------------------------------------------------------------------

* Merged into the Company on March 6, 1998.

         On March 2, 1998, the Company acquired the stock of Central Wholesale, Inc. and Penn News Company, Inc. Both of these companies were merged into the Company on March 6, 1998.

27.0     Financial Data Schedules - EDGAR Filing.

                             UNITED MAGAZINE COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                                                   Charged to
                               Balance at       Charges to       other accounts                        Balance at
                               beginning        costs and         - Additions         Deductions         end of
                               of period         expenses       thru acquisition          (1)            period
                              -------------    -------------    -----------------     ------------     ------------
 Allowance for doubtful
        accounts
          1996                 $    63,000       $  774,024         $2,147,976         $        --      $ 2,985,000
          1997                   2,985,000        1,556,566                 --                  --        4,541,566
          1998                   4,541,566        1,776,419            282,763                  --        6,600,748

Reserve for gross profit
    on sales returns
          1996                     541,499          892,598          9,040,312                  --       10,474,409
          1997                  10,474,409               --                 --          (2,123,375)       8,351,034
          1998                   8,351,034               --          4,255,509          (2,331,733)      10,274,810


(1) Charges to this account are for the purposes for which the reserves were created.

REPORTS ON FORM 8-K

         The following reports on Form 8-K, reporting on the items listed below, were filed during the fourth fiscal quarter of 1998 through August 23, 1999:

         On January 25, 1999 the Company filed Form 8-K disclosing a delay in the filing of Form 10-K due to pending resolution of open accounting and banking issues.

         On April 5, 1999 the Company filed Form 8-K disclosing the agreement with Chas. Levy Circulating Co. whereby the Company will sell substantially all of its wholesale operating assets to Levy in return for cash and for the assumption by Levy of substantially all of the wholesale operating liabilities of the Company.

         On July 2, 1999, the Company filed Form 8-K disclosing the termination of the Asset Purchase Agreement by and among Chas. Levy Circulating Co., United Magazine Company and its subsidiaries.

FILING STATUS

         Effective October 2, 1994, UNIMAG began filing as an SB filer. The first such filing was the Company's Form 10-QSB for the first quarter of fiscal 1995. This Form 10-KSB for the fiscal year end September 27, 1997 is the final filing as an SB filing. The Company's Form 10-Q for the first fiscal quarter of 1998 was filed under regular status.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       UNITED MAGAZINE COMPANY

Date August 23, 1999                   By /s/ Ronald E. Scherer
     ---------------                      -------------------------------------
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

                   Signature                                    Title                           Date
                   ---------                                    -----                           ----

    /s/ Ronald E. Scherer                                Director, Chairman                 August 23, 1999
------------------------------------------
Ronald E. Scherer


    /s/ David B. Thompson                                  Director, Vice                   August 23, 1999
------------------------------------------             Chairman and Treasurer
David B. Thompson


    /s/ Robert H. Monnaville                          Director, Chief Executive             August 23, 1999
------------------------------------------              Officer and President
Robert H. Monnaville


    /s/ Eugene J. Alfonsi                                     Director,                     August 23, 1999
------------------------------------------              Senior Vice President
Eugene J. Alfonsi


    /s/ George R. Klein                                       Director,                     August 23, 1999
------------------------------------------                  Vice-Chairman
George R. Klein


    /s/ Thaddeus A. Majerek                          Director, Assistant to the             August 23, 1999
------------------------------------------                    Chairman
Thaddeus A. Majerek


/s/ John B. Calfee, Jr.                                Chief Financial Officer              August 23, 1999
------------------------------------------
John B. Calfee, Jr.