Form 10-Q
period 1999-01-02
UNITED MAGAZINE CO
filed 1999-08-25
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                                     OF THE

                         SECURITIES EXCHANGE ACT OF 1934



                   For the First Quarter Ended January 2, 1999
                         Commission File Number: 0-2675
                             United Magazine Company
                               An Ohio Corporation
                            I.R.S. Number: 31-0681050
                                 5131 Post Road
                               Dublin, Ohio 43017
                  Registrant's Telephone Number: (614) 792-0777


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

The Registrant's number of common shares, without par value, outstanding as of April 30, 1999 was

     Traditional Small Business Disclosure Format (check one):

     Yes:                        No:   X
           -----                     -----

                             UNITED MAGAZINE COMPANY

                                    FORM 10-Q

                   FOR THE FIRST QUARTER ENDED JANUARY 2, 1999

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets (Unaudited)
              January 2, 1999 and October 3, 1998                           2-3

    Condensed Consolidated Statements of Operations (Unaudited)

              For the Three Months Ended January 2, 1999
              and January 3, 1998                                            4

    Condensed Consolidated Statements of Cash Flow (Unaudited)

              For the Three Months Ended January 2, 1999
              and January 3, 1998                                            5

    Notes to Condensed Consolidated Financial Statements                    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8-14


PART II - OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings                                                   15

Item 2.  Change in Securities                                                15

Item 3.  Default Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   15

                                    UNITED MAGAZINE COMPANY
                                    -----------------------
                                           FORM 10-Q
                                           ---------
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             -------------------------------------
                           AS OF JANUARY 2, 1999 AND OCTOBER 3, 1998
                           -----------------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                                    January 2,      October 3,
                            ASSETS                                     1999            1998
                            ------                                  ----------      -----------
                                                                    (Unaudited)     (Unaudited)
CURRENT ASSETS:
   Cash                                                               $  1.5           $  5.0
   Trade accounts receivable, net of allowance for doubtful
     accounts                                                           70.6             66.6
    Inventories                                                         29.0             40.2
   Prepaids and other                                                    3.8              4.0
                                                                      ------           ------
             Total current assets                                      104.9            115.8
                                                                      ------           ------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                   .2               .2
   Building and improvements                                             1.3              1.3
   Furniture and equipment                                               8.7              8.5
   Vehicles                                                              3.7              3.7
   Leasehold improvements                                                1.7              1.6
                                                                      ------           ------
                                                                        15.6             15.3
   Less - accumulated depreciation and amortization                     (6.5)            (5.9)
                                                                      ------           ------

             Total property and equipment, net                           9.1              9.4
                                                                      ------           ------

OTHER ASSETS:
  Costs in excess of net assets acquired, net of accumulated
    amortization                                                       102.6            103.4
  Prepaid signing bonuses                                                3.8              3.4
  Other assets, net                                                     13.1             12.8
                                                                      ------           ------
          Total other assets                                           119.5            119.6
                                                                      ------           ------

          Total assets                                                $233.5           $244.8
                                                                      ======           ======

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                UNITED MAGAZINE COMPANY
                                -----------------------
                                       FORM 10-Q
                                       ---------
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         -------------------------------------
                       AS OF JANUARY 2, 1999 AND OCTOBER 3, 1998
                       -----------------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                             January 2,       October 3,
             LIABILITIES AND SHAREHOLDERS' EQUITY               1999            1998
             ------------------------------------            ----------      -----------
                                                             (Unaudited)     (Unaudited)
CURRENT LIABILITIES:
  Current portion of debt obligations                          $ 40.5           $ 44.2
  Accounts payable                                              155.8            157.5
  Accrued expenses                                               11.8             12.0
  Reserve for gross profit on sales returns                       9.0             10.3
                                                               ------           ------
           Total current liabilities                            217.1            222.0

LONG-TERM DEBT OBLIGATIONS                                        4.9              4.9

DEBENTURES HELD BY SHAREHOLDERS:
  - Senior                                                       33.2             33.2
  - Subordinated                                                 21.4             21.4

BENEFIT PLAN OBLIGATIONS                                          4.2              4.2

OTHER LONG-TERM LIABILITIES                                       3.4              3.7
                                                               ------           ------
           Total liabilities                                    284.2            289.4
                                                               ------           ------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
 .5 million shares                                                 5.4              5.2
                                                               ------           ------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 53.3 million shares
    authorized, 9.3 million issued and 7.5 million
    outstanding (including shares subject to Put
    Agreements) and paid in capital                             117.7            117.6
  Treasury stock, at cost                                        (4.0)            (4.0)
  Minimum pension liability adjustment                            (.2)             (.2)
  Retained deficit                                             (169.6)          (163.2)
                                                               ------           ------
           Total shareholders' equity                           (56.1)           (49.8)
                                                               ------           ------

           Total liabilities and shareholders' equity          $233.5           $244.8
                                                               ======           ======

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              UNITED MAGAZINE COMPANY
                              -----------------------
                                     FORM 10-Q
                                     ---------
                    FOR THE FIRST QUARTER ENDED JANUARY 2, 1999
                    -------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  -----------------------------------------------
                        JANUARY 2, 1999 AND JANUARY 3, 1998
                        -----------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                        3 Months         3 Months
                                                         Ended            Ended
                                                       January 2,       January 3,
                                                          1999             1998
                                                       ----------       ----------
                                                       (Unaudited)      (Unaudited)
NET SALES                                                $ 78.0           $ 77.3

COST OF SALES                                             (59.6)           (62.0)
                                                         ------           ------

             Gross profit                                  18.4             15.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              (20.4)           (17.6)

DEPRECIATION AND AMORTIZATION                              (2.0)            (2.1)
                                                         ------           ------

LOSS FROM OPERATIONS                                       (4.0)            (4.4)
                                                         ------           ------

OTHER INCOME (EXPENSES), net:
   Interest expense, net                                   (2.4)            (1.8)
   Other, net                                                 0                0
                                                         ------           ------

             Total other income (expenses), net            (2.4)            (1.8)
                                                         ------           ------

INCOME (LOSS) BEFORE TAXES                                 (6.4)            (6.2)

INCOME TAXES                                               --               --
                                                         ------           ------

NET INCOME (LOSS)                                        $ (6.4)          $ (6.2)
                                                         ======           ======

WEIGHTED AVERAGE SHARES OUTSTANDING                         7.4              7.1
                                                         ======           ======

EARNINGS (LOSS) PER SHARE                                $ (.86)          $ (.88)
                                                         ======           ======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                UNITED MAGAZINE COMPANY
                                -----------------------
                                       FORM 10-Q
                                       ---------
                      FOR THE FIRST QUARTER ENDED JANUARY 2, 1999
                      -------------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    ----------------------------------------------
                              FOR THE THREE MONTHS ENDED
                              --------------------------
                          JANUARY 2, 1999 AND JANUARY 3, 1998
                          -----------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                              3 Months       3 Months
                                                               Ended          Ended
                                                             January 02,    January 3,
                                                                1999           1998
                                                             -----------    ----------
                                                             (Unaudited)    (Unaudited)
NET CASH (USED IN) OPERATING ACTIVITIES                        $ (.9)         $2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (.3)          (.4)
   Additions of long-term assets                                 (.6)          (.5)
                                                               -----          ----
             Net cash provided by (used in) investing
               activities                                        (.9)          (.9)
                                                               -----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of debt obligations                                   (1.7)          (.3)
                                                               -----          ----
          Net cash provided by (used in)
            financing activities                                (1.7)          (.3)
                                                               -----          ----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                     (3.5)          1.0

CASH, beginning of year                                          5.0           2.1
                                                               -----          ----

CASH, end of year                                              $ 1.5          $3.1
                                                               =====          ====


Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                    $ 1.1          $ .4
   Cash paid during the period for taxes                           0             0


Supplemental Schedule of Noncash Investing and Financing Activities

1999: In December of 1998, the Company contributed 108,551 shares of common stock to employees, with 108,230 of the shares being contributed directly to the 401-K plan and 321 shares being contributed directly to employees.

1998:  None

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------
                                    FORM 10-Q
                                    ---------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                   FOR THE FIRST QUARTER ENDED JANUARY 2, 1999
                   -------------------------------------------
                                   (UNAUDITED)
                                   -----------


1.      GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries ("UNIMAG" or the "Company") as of January 2, 1999 and October 3, 1998, and the results of its operations and cash flows for the three months ended January 2, 1999 and January 3, 1998. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.


2.      THE BUSINESS

UNIMAG is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates retail bookstores.

The operations for the quarters ended January 2, 1999 and January 3, 1998 were conducted through its consolidated subsidiaries and through companies merged into the Company during 1998. The operations for the quarter ended January 2, 1999 include the operations of business acquired from SKS Enterprises, Limited, an Ohio limited liability company ("SKS"), in February of 1998, and the operations of business acquired through the purchase of Central Wholesale, Inc., a Pennsylvania corporation, ("Central") and Penn News Company, Inc., a Pennsylvania corporation, ("Penn"), in March of 1998. The operations for the quarter ended January 3, 1998 include the operations of Service News Company (of Waterbury Connecticut), a Connecticut corporation, doing business as Yankee News Company ("Yankee"), whose operating assets were sold in January of 1998. The operations of all other subsidiaries were included for both periods.

The operations of the Company are primarily in the northern Midwest (Ohio, Michigan, Indiana, Kentucky and Western Pennsylvania) and in North Carolina. From various distribution facilities UNIMAG distributes over 3,000 different titles of magazines weekly to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offer mass market reading materials to consumers.


3.      PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the quarters ended January 2, 1999 and January 3, 1998 is as follows:

                                    1998      1997
                                    ----      ----
         Current                    $  0      $  0
         Deferred                      0         0
                                    ----      ----

                  Total             $  0      $  0
                                    ====      ====

The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The difference between the statutory tax rate and the effective rate of zero is due primarily to the fully reserving of the benefit of the net operating losses generated that may not be realized in the future.

On February 8, 1998 the Company had a change of control event for tax purposes. This event reduced the amount of net operating losses ("NOL's") that can be used in the future to an estimated $28.7 million as of February 1998. Of the $28.7 million, approximately $1.9 million can be used per year through October 2013. Additional NOL's of approximately $22.3 million were generated from February 8, 1998 to January 2, 1999 that have no restriction on their use. That $22.3 million expires in 2013 and 2014.

4.      FINANCING ARRANGEMENTS

On February 6, 1998, the Company entered into a Credit Agreement with a group of banks that provided a Revolving Credit Commitment of $30,000,000, a Term Loan of $5,000,000 and a Capital Expenditure Loan of $3,000,000. The amount available to the Company under the Revolving Credit Commitment is based on certain amounts of eligible accounts receivable and eligible inventories. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans have variable interest rates to be designated by the Company based on the prime rate +.5% or LIBOR +2.5%. Due to noncompliance, in December 1998 the interest rate was increased to prime plus 2.5% for debt under the Credit Agreement. The Capital Expenditure Loan and Revolving Credit Commitments mature in February 2003, and the Term Loan matures in February 2001. On April 15, 1998, the Company received a temporary expansion on the Revolving Credit Commitment of $3.0 million. The expansion expires on August 31, 1999.

Quarterly principal payments of $416,667 on the term loan began in April 1998. The outstanding amount of the Capital Expenditure Loan as of February 2000 is required to be converted to a term loan that will have consecutive equal monthly principal and interest payments beginning at the time of conversion through the maturity of the Capital Expenditure Loan. The agreement is collateralized by substantially all of the Company's assets. The agreement contains financial and non-financial covenants, including, among other restrictions, minimum income before interest, taxes, depreciation and amortization, a minimum cash flow ratio, minimum net worth and a maximum debt to income before interest, taxes, depreciation and amortization ratio. The Company was not in compliance with these covenants and others and has not obtained waivers through 1999 for expected continual noncompliance.

5.      DEFINITIVE AGREEMENT

On December 15, 1998, UNIMAG and Chas. Levy Circulating Co. ("Levy"), an Illinois general partnership, entered into a Letter of intent, whereby the parties agreed that Levy would purchase certain assets and assume liabilities of UNIMAG.

On March 18, 1999, a definitive agreement was signed by the parties whereby UNIMAG agreed to sell substantially all of its wholesale operating assets to Levy in return for cash and the assumption by Levy of substantially all of UNIMAG's wholesale operating liabilities. The closing was anticipated to occur by the end of June and was subject to due diligence by both parties and approval by UNIMAG's shareholders

On June 1, 1999 and June 7, 1999 Chas. Levy Circulating Co. and UNIMAG and its subsidiaries terminated the Asset Purchase Agreement by and among Levy, UNIMAG and the subsidiaries of UNIMAG.

6.      CONTRIBUTION TO 401-K PLAN

In December of 1998, the Company made a contribution of 108,551 shares of common stock to employees, with 108,230 of the shares being contributed directly to the 401-K plan and 321 shares being contributed directly to employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations of UNIMAG for the three months ended January 2, 1999 and January 3, 1998

--------------------------------------------------------------------------------


1.      REVIEW OF OPERATIONS

The results of operations for the quarter ended January 2, 1999 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future.

The following table provides comparative financial information for the first fiscal quarters of 1999 and 1998.

                                             January 2, 1999     January 3, 1998
                                             ---------------     ---------------
                                                                  (As Restated)
 Results of Operations ($ millions):
    Revenue                                       $78.0               $77.3
    Gross Margin                                   18.4                15.3
    Selling, General and Administrative            20.4                17.6
    EBITDA                                         (2.0)               (2.3)
Net Income (Loss)                                  (6.4)               (6.2)

As a Percent of Revenue:
    Gross Margin                                   23.6%               19.8%
    Selling, General and Administrative            26.2%               22.8%
    EBITDA                                         (2.6)%              (3.0)%
    Net Income (Loss)                              (8.2)%              (8.0)%

The revenue for the Company for the quarter ended January 2, 1999 was $78.0, million, an increase of .9% over revenue for the quarter ended January 3, 1998. The revenue for the quarter ended January 3, 1998 includes a full quarter of Yankee operations. The revenue for the quarter ended January 2, 1999 includes a full quarter of SKS, Penn and Central operations.

During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1999 gross margin increased over 1998, as restated, by 3.8 percentage points to 23.6%, primarily as a result of additional margin recovery for the Company in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

Selling, general and administrative expenses, as a percent of revenue, increased by 3.4 percentage points to 26.2 % in 1999 versus a restated 22.8% in 1998. The increase in selling, general and administrative expenses was primarily due to the relative costs of operating business acquired from SKS, Penn and Central compared to the costs of operating Yankee.

The acquisitions of Michiana, Stoll, Klein, Read-Mor, Scherer Affiliates, KS, Penn and Central were accounted for using purchase price accounting. Accordingly, goodwill was created in the approximate amount of $165 million. During 1998 the Company determined that the 1998 operating losses and future cash flow projections caused an impairment in the goodwill. The Company has written down goodwill by $70 million in 1998. This will reduce 1999 charges for goodwill amortization by approximately $.4 million per quarter.

The increase in gross margin, net of the increase in selling, general and administrative expenses resulted in a decrease in the net loss from operations to (5.1)% of revenue in 1999 compared to the restated (5.7)% in 1998.

The acquisitions of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39.9 million and 10% Subordinated Debentures in the aggregate amount of $18.6 million. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. During 1998 the Company increased the subordinated debentures by issuing $4.5 million in new debentures in exchange for existing debt and made payments and other reductions of $8.4 million on senior and subordinated debentures. Charges for debenture interest expense for the first quarter of 1999 was approximately $1.2 million compared to approximately $1.3 million in the first quarter of 1998. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the first quarter of 1999 and 1998. The Company has NOL of approximately $51.0 million at January 2, 1999; however, the Company has not recognized any benefits from that NOL through January 2, 1999.


2.      LIQUIDITY

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA for the first quarter of 1999 was $(2.0) million versus $(2.3) million for 1998, as restated, an improvement of $.3 million. The improvement in EBITDA was attributable to an increase of $3.1 million in gross margin offset by an increase of $2.8 million in selling, general and administrative expenses. The gross margin increase included a margin improvement of 3.8 percentage points and a revenue increase of $.7 million.

The 1998 EBITDA was impacted negatively by the gross margin pressures during the quarter, and the Company delayed the implementation of some expected consolidation synergies with the acquisition companies during the initial periods of ownership until final consolidation plans could be made.

At January 2, 1999, the Company had current liabilities of $217.1 million and current assets of $104.9 million for a working capital deficit of $112.2 million. Of this $112.2 million, $36.7 million is due to classifying bank debt as current due to debt covenant violations.

The Company anticipates improvement in EBITDA during the remainder of the fiscal year through a combination of increased revenue, margin improvement, and substantial expense reductions. Additional revenue sources include developing additional revenue in existing customers from the Company's High Impact Marketing and SMARTS System programs and the addition of new customers. Margin improvement opportunities include a continuation of current margin improvement programs started in

1998 and new margin improvement programs. Expense reduction opportunities include substantial reductions in corporate overhead through personnel reductions, through executive salary reductions and through reductions in delivery and in-store service costs by rerouting of customers and by targeted reductions of certain service areas.


3.      CASH FLOWS - OPERATING ACTIVITIES

During the first quarter of 1999, the Company used $.9 million in net cash for operations, a $3.1 million decrease over the 1998 amount provided of $2.2. The decrease was primarily attributable to changes in the current assets and current liabilities.


4.      CASH FLOWS - INVESTING ACTIVITIES

The Company spent $.3 million in the first quarter of 1999 for capital expenditures and $.6 million for display fixtures, versus $.4 million and $.5 million, respectively, for 1998.


5.      CASH FLOWS - FINANCING ACTIVITIES

During the first fiscal quarter of 1999, the Company made payments on debt obligations of $1.7 million versus $.3 million in 1998.


6.      CAPITAL RESOURCES

During the first quarter of 1998, the Company negotiated new financing with two banks. Note 4 describes the $38,000,000 loan arrangement obtained by the Company.


7.      CAPITAL REQUIREMENTS

During 1999, as in 1998, the Company expects that its requirements for capital expenditures will not be significant. Through route consolidations and greater use of in-store service personnel, the Company anticipates minimal increases in its delivery fleet. The Company does anticipate continued expenditures for store fixtures; however, these fixture increases have historically generated enough additional revenue and gross margin to pay for the fixture costs within one year.


8.      OPERATIONAL MEASURES

The Company has converted all locations to its computer system, and receivables are being managed on a more consistent, company-wide basis. The Company continues to be engaged in collection efforts to reduce the average days outstanding, with excess cash proceeds earmarked for reductions in vendor payables.

9.      OPERATING SYNERGIES

Management expects the Company to achieve additional cost savings and operating efficiencies through plans developed in the 1999 budget process. Duplicate administrative, distribution and in-store service functions continue to be eliminated, and the costs and benefits of technology are being spread over a larger customer base. In additional, several of the unprofitable retail locations will be closed during fiscal 1999.


10.     MARGIN RECOVERY EFFORTS

The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996, 1997 and 1998 has created a problem that needed an industry-wide resolution. Wholesalers, national distributors and publishers have been working on a variety of plans to provide margin recovery to wholesalers. Some of these plans began in the third fiscal quarter of 1998, and there is an expectation that there will be additional margin recovery in 1999.


11.     COMMITMENTS AND CONTINGENCIES

The Company has entered into long-term contracts (generally three years) with its most important customers. These contracts resulted in gross margin reductions from 1996 onward through the present.

The Company previously was named as a defendant in various litigation matters. During 1998, most of the claims were settled. The Company believes it has an adequate accrual for these claims, and that any current pending or threatened litigation matters will not have a material adverse impact on the Company's future results of operations or financial conditions.

12.     FINANCING ARRANGEMENTS

Each of the Acquisition Agreements with Stoll, Michiana, Klein and the Scherer Affiliates contemplated that stock or assets of the various Acquisition Parties would be contributed to the Company in exchange for Common Stock of the Company, valued at $15.00 per share, and for Senior and Subordinated Debentures. In addition, the Company issued a $4,500,000 Subordinated Debenture, (the "KDR Debenture") and made a cash payment of $500,000 in exchange for a $5,000,000 note owed to KDR Limited, an Ohio limited liability company whose owners include
R. David Thomas, a principal shareholder of the Company, and R. L. Richards, a director of the Company. KDR also received warrants to purchase 187,657 shares of Common Stock of the Company at $12.00 per share in connection with the exchange. These warrants were subsequently distributed to KDR members. R. David Thomas also purchased an additional 33,333 shares of Common Stock of the Company at a price of $15.00 per share. The Company also issued $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

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

The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is payable quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders, except for KDR, subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest due over a sixteen-month period. During 1999, several of these payments have been deferred.

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

Subsequently, the debenture holders entered into subordination agreements that prohibit the Company from making principal payments on the senior and subordinated debentures through the majority of the term loan.

The Company has loans outstanding to related parties related to accrued interest or debentures that were converted to notes and $1.1 million loaned to UNIMAG from an entity owned by two shareholders. These interest notes ($1.4 million) are due in 1999, while the $1.1 million is due in 2003.
Interest accrues at 6.0%.

The Company's debt obligations under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, certain assets held in escrow, of which $2.7 million was funded by a related entity, serve as collateral for such obligations.

The Company is reviewing other opportunities for additional debt and/or equity financing for the Company. At present, the Company has not entered into any agreements for any new debt and/or equity placements.


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


15.     YEAR 2000 ISSUES

The Company has been actively engaged in the process of addressing the Year 2000 ("Y2K") Issue. Actions by the Company included the hiring of two additional programmers to free up the internal resources needed to update its in-house software. The Company has completed its review and is correcting and testing its in-house software. The Company believes it will have made all changes necessary to be Y2K compliant within an acceptable timeframe. In addition, the Company has purchased new software for payroll and employee benefits and uses new external software for fixed asset management. The costs to date, which include the costs of the two new programmers and the new software, have not been material, and appropriate costs have been expensed when incurred. The total cost, upon completion of all tasks, is expected to be less than $1.0 million.

The Company has focused on information technology. The basic nature of the Company's wholesaling business does not make it highly dependent on embedded technology. The Company has reviewed its product scanning equipment and believes it will be Y2K compliant.

The Company has reviewed the impact to the Company if significant suppliers and significant customers are not Y2K complaint. The Company, and the industry, control information flow through the use of UPC codes and bar codes. The Company believes that its equipment and that of its primary suppliers and customers will continue to be able to transfer this data accurately and timely.

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


16. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT

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

Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, or achievements, expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: the loss of chain customer business; the ability of the Company to obtain required levels of product for all geographic markets; the acquisition or disposition of additional entities; the ability of the Company to obtain additional financing; the timing of the implementation of operating synergies; further changes in the industry, including margin recovery results; the Company's ability to continue as a going concern; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.


Remainder of Page Intentionally Left Blank.

PART II.    OTHER INFORMATION AND SIGNATURES
            --------------------------------

ITEM 1.     LEGAL PROCEEDINGS

        Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 3, 1998. None

ITEM 2.     CHANGE IN SECURITIES:         None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES:     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:       None

ITEM 5.     OTHER INFORMATION

The Company delayed filing its Form 10-K for the fiscal year ended October 3, 1998 and this Form 10-Q for the quarter ended January 2, 1999 until completion of its financial statements. In August of 1999 the Company filed its Form 10-K without the Accountant's Opinion

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

            None

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