Form 10-Q
period 1999-04-03
UNITED MAGAZINE CO
filed 1999-08-25
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                                     OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                   For the Second Quarter Ended April 3, 1999
                         Commission File Number: 0-2675
                             United Magazine Company
                               An Ohio Corporation
                            I.R.S. Number: 31-0681050
                                 5131 Post Road
                               Dublin, Ohio 43017
                  Registrant's Telephone Number: (614) 792-0777


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

                             UNITED MAGAZINE COMPANY

                                    FORM 10-Q

                   FOR THE SECOND QUARTER ENDED APRIL 3, 1999

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:


    Condensed Consolidated Balance Sheets (Unaudited)
              April 3, 1999 and October 3, 1998                             2-3


    Condensed Consolidated Statements of Operations (Unaudited)

              For the Three Months and Six Months Ended
              April 3, 1999 and April 4, 1998                               4

    Condensed Consolidated Statements of Cash Flow (Unaudited)

              For the Six Months Ended
              April 3, 1999 and April 4, 1998                               5-6

    Notes to Condensed Consolidated Financial Statements                    7-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-18


PART II - OTHER INFORMATION AND SIGNATURES
Item 1.  Legal Proceedings                                                   19

Item 2.  Change in Securities                                                19

Item 3.  Default Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   19

                                  UNITED MAGAZINE COMPANY
                                  -----------------------
                                         FORM 10-Q
                                         ---------
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           -------------------------------------
                          AS OF APRIL 3, 1999 AND OCTOBER 3, 1998
                          ---------------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                                   April 3,      October 3,
                            ASSETS                                   1999           1998
                            ------                                 --------      ----------
                                                                  (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                                             $  4.4         $  5.0
   Trade accounts receivable, net of allowance for doubtful
     Accounts                                                         53.0           66.6
   Inventories                                                        26.2           40.2
   Prepaids and other                                                  4.0            4.0
                                                                    ------         ------
             Total current assets                                     87.6          115.8
                                                                    ------         ------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                 .2             .2
   Building and improvements                                           1.4            1.3
   Furniture and equipment                                             9.0            8.5
   Vehicles                                                            3.7            3.7
   Leasehold improvements                                              1.7            1.6
                                                                    ------         ------
                                                                      16.0           15.3
   Less - accumulated depreciation and amortization                   (7.3)          (5.9)
                                                                    ------         ------

             Total property and equipment, net                         8.7            9.4
                                                                    ------         ------

OTHER ASSETS:
  Costs in excess of net assets acquired, net of accumulated
  Amortization                                                       101.9          103.4
  Prepaid signing bonuses                                              3.9            3.4
  Other assets, net                                                   14.9           12.8
                                                                    ------         ------
          Total other assets                                         120.7          119.6
                                                                    ------         ------

          Total assets                                              $217.0         $244.8
                                                                    ======         ======


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                               UNITED MAGAZINE COMPANY
                               -----------------------
                                      FORM 10-Q
                                      ---------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                       AS OF APRIL 3, 1999 AND OCTOBER 3, 1998
                       ---------------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                            April 3,      October 3,
             LIABILITIES AND SHAREHOLDERS' EQUITY             1999           1998
             ------------------------------------           --------      ----------
                                                           (Unaudited)    (Unaudited)
CURRENT LIABILITIES:
  Current portion of debt obligations                        $ 41.0         $ 44.2
  Accounts payable                                            149.0          157.5
  Accrued expenses                                             13.6           12.0
  Reserve for gross profit on sales returns                     8.3           10.3
                                                             ------         ------
           Total current liabilities                          211.9          222.0

LONG-TERM DEBT OBLIGATIONS                                      4.8            4.9

DEBENTURES HELD BY SHAREHOLDERS:
  - Senior                                                     33.2           33.2
  - Subordinated                                               21.4           21.4

BENEFIT PLAN OBLIGATIONS                                        4.3            4.2

OTHER LONG-TERM LIABILITIES                                     3.0            3.7
                                                             ------         ------
           Total liabilities                                  278.6          289.4
                                                             ------         ------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
 .5 million shares                                               5.5            5.2
                                                             ------         ------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 53.3 million shares
    authorized, 9.3 million issued and 7.5
    million outstanding (including
    Shares subject to Put Agreements) and paid
    in capital                                                117.7          117.6
  Treasury stock, at cost                                      (4.0)          (4.0)
  Minimum pension liability adjustment                          (.2)           (.2)
  Retained deficit                                           (180.6)        (163.2)
                                                             ------         ------
           Total shareholders' equity                         (67.1)         (49.8)
                                                             ------         ------

           Total liabilities and shareholders' equity        $217.0         $244.8
                                                             ======         ======


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                       UNITED MAGAZINE COMPANY
                                       -----------------------
                                              FORM 10-Q
                                              ---------
                             FOR THE SECOND QUARTER ENDED APRIL 03, 1999
                             -------------------------------------------
                           CONDENSED CONDOLIDATED STATEMENTS OF OPERATIONS
                           -----------------------------------------------
                                   APRIL 3, 1999 AND APRIL 4, 1998
                                   -------------------------------

                         (Dollar Amounts in Millions, Except Per Share Data)

                                      3 Months         3 Months         6 Months         6 Months
                                       Ended            Ended            Ended            Ended
                                        1999             1998             1999             1998
                                     -----------      -----------      -----------       -----------
                                     (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
NET SALES                              $ 64.3           $ 76.7           $142.3            $154.0

COST OF SALES                            49.8             61.9            109.4             123.8
                                       ----------------------------------------------------------

       Gross Profit                      14.5             14.8             32.9              30.2

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 (20.6)           (18.0)           (41.0)            (35.6)

DEPRECIATION AND AMORTIZATION            (2.4)            (2.1)            (4.4)             (4.3)
                                       ----------------------------------------------------------

LOSS FROM OPERATIONS                     (8.5)            (5.3)           (12.5)             (9.7)
                                       ----------------------------------------------------------

OTHER INCOME (EXPENSES), net:
    Interest Expense, net                (2.5)            (1.8)            (4.9)             (3.6)
    Other, net                             .0              8.5               .0               8.5
                                       ----------------------------------------------------------

       Total other income
    (expenses), net                      (2.5)             6.7             (4.9)              4.9
                                       ----------------------------------------------------------

INCOME (LOSS) BEFORE TAXES              (11.0)             1.4            (17.4)             (4.8)

INCOME TAXES                              --               --               --                --
                                       ----------------------------------------------------------

NET INCOME (LOSS)                      $(11.0)          $  1.4           $(17.4)           $ (4.8)
                                       ==========================================================

WEIGHTED AVERAGE SHARES
OUTSTANDING                               7.5              7.2              7.4               7.1
                                       ==========================================================

EARNINGS (LOSS) PER SHARE              $(1.47)          $  .20           $(2.35)           $ (.67)
                                       ==========================================================

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                UNITED MAGAZINE COMPANY
                                -----------------------
                                       FORM 10-Q
                                       ---------
                      FOR THE SECOND QUARTER ENDED APRIL 3, 1999
                      ------------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    ----------------------------------------------
                               FOR THE SIX MONTHS ENDED
                               ------------------------
                            APRIL 3, 1999 AND APRIL 4, 1998
                            -------------------------------

(Dollar Amounts in Millions, Except Per Share Data)

                                                             6 Months       6 Months
                                                              Ended          Ended
                                                             April 3,       April 4,
                                                               1999           1998
                                                            -----------    -----------
                                                            (Unaudited)    (Unaudited)
NET CASH (USED IN) OPERATING ACTIVITIES                        $ 2.6         $(13.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of operating assets                                       .0            2.7
   Sale of stock                                                  .0             .5
   Purchase of stock of company                                   .0           (2.6)
   Cash used for asset purchases                                  .0           (4.0)
   Purchases of property and equipment                           (.7)           (.5)
   Additions of long-term assets                                (1.2)          (1.1)
                                                               -----         ------
             Net cash provided by (used in) investing
               activities                                       (1.9)          (5.0)
                                                               -----         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under debt obligations                                .0           38.8
  Cash used for financing costs                                   .0           (1.6)
  Redemption of putable shares                                    .0            (.3)
  Payment of debt obligations                                   (1.3)         (18.3)
                                                               -----         ------
          Net cash provided by (used in)
            financing activities                                (1.3)          18.6
                                                               -----         ------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                      (.6)            .1

CASH, beginning of year                                          5.0            2.1
                                                               -----         ------

CASH, end of year                                              $ 4.4         $  2.2
                                                               =====         ======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                    $ 2.2         $  1.1
   Cash paid during the period for taxes                           0            1.4

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1999: During the first fiscal quarter of 1999, the Company contributed 108,551 shares of common stock to employees, with 108,230 of the shares being contributed directly to the 401-K plan and 321 shares being contributed directly to employees.

1998: The Company received treasury shares back as part of the sale of certain operating assets and as part of a litigation settlement. The Company issued shares to convert $4.9 million of debt to equity and issued shares valued at $3 million in connection with a liability assumed with the acquisition of the operating assets of SKS Enterprises, Limited, an Ohio limited liability company ("SKS"). The Company received a $2.5 million note in connection with the sale of certain operating assets of Yankee and converted $4.5 million of short-term debt to a subordinated debenture.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SECOND QUARTER ENDED APRIL 3, 1999
                                   (UNAUDITED)


1.      GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries ("UNIMAG" or the "Company") as of April 3, 1999 and October 3, 1998, and the results of its operations and cash flows for the six months ended April 3, 1999 and April 4, 1998. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.


2.      THE BUSINESS

UNIMAG is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates retail bookstores.

The operations for the quarters ended April 3, 1999 and April 4, 1998 were conducted through its consolidated subsidiaries and through companies merged into the Company during 1998. The operations for the quarter ended April 3, 1999 and April 4, 1998 also include the operations of business acquired from SKS Enterprises, Limited, an Ohio limited liability company ("SKS"), in February of 1998, and the operations of business acquired through the purchase of Central Wholesale, Inc., a Pennsylvania corporation, ("Central") and Penn News Company, Inc., a Pennsylvania corporation, ("Penn"), in March of 1998. The operations for the six months ended April 4, 1998 include the operations of Service News Company (of Waterbury Connecticut), a Connecticut corporation doing business as Yankee News Company ("Yankee"), whose operating assets were sold in January of 1998. The operations of all other subsidiaries were included for both periods.

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


3.      PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the periods ended April 3, 1999 and April 4, 1998 is as follows:

                           Three Months   Three Months   Six Months   Six Months
                            Ended 1999     Ended 1998    Ended 1999   Ended 1998
         Current              $    0         $    0         $    0      $    0
         Deferred                  0              0              0           0
                              ------         ------         ------      ------

                  Total       $    0         $    0         $    0      $    0
                              ======         ======         ======      ======

The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The difference between the statutory tax rate and the effective rate of zero is due primarily to the fully reserving of the benefit of the net operating losses generated that may not be realized in the future.

On February 8, 1998 the Company had a change of control event for tax purposes. This event reduced the amount of net operating losses ("NOL's") that can be used in the future to an estimated $28.7 million as of February 1998. Of the $28.7 million, approximately $1.9 million can be used per year through October 2013. Additional NOL's of approximately $33.3 million were generated from February 8, 1998 to April 3, 1999 that have no restriction on their use. That $33.3 million expires in 2013 and 2014.

4.      FINANCING ARRANGEMENTS

On February 6, 1998, the Company entered into a Credit Agreement with a group of banks that provided a Revolving Credit Commitment of $30,000,000, a Term Loan of $5,000,000 and a Capital Expenditure Loan of $3,000,000. The amount available to the Company under the Revolving Credit Commitment is based on certain amounts of eligible accounts receivable and eligible inventories. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans have variable interest rates to be designated by the Company based on the prime rate +.5% or LIBOR +2.5%. Due to noncompliance, in December 1998 the interest rate was increased to prime plus 2.5% for debt under the Credit Agreement. The Capital Expenditure Loan and Revolving Credit Commitments mature in February 2003, and the Term Loan matures in February 2001. On April 15, 1998, the Company received a temporary expansion on the Revolving Credit Commitment of $3.0 million. The expansion expires on May 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------

    Results of Operations of UNIMAG for the three months ended April 3, 1999 and April 4, 1998

--------------------------------------------------------------------------------

1.    REVIEW OF OPERATIONS

The results of operations for the quarter ended April 3, 1999 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future.

The following table provides comparative financial information for the second fiscal quarters of 1999 and 1998.

                                            April 3, 1999     April 4, 1998
                                            -------------     -------------
                                                              (As Restated)
Results of Operations ($ millions):
    Revenue                                    $ 64.3              $76.7
    Gross Margin                                 14.5               14.8
    Selling, General and Administrative          20.6               18.0
    EBITDA                                       (6.1)              (3.2)
Net Income (Loss)                               (11.0)               1.4

As a Percent of Revenue:
    Gross Margin                                 22.5%              19.3%
    Selling, General and Administrative          32.0%              23.5%
    EBITDA                                       (9.5)%             (4.2)%
    Net Income (Loss)                           (17.1)%              1.8%

The revenue for the Company for the quarter ended April 3, 1999 was $64.3, million, a decrease of $12.4 million (or 16.2%) from revenue for the quarter ended April 4, 1998. The decline in revenue for the quarter ended April 3, 1999 compared with the quarter ended April 4, 1998 was due primarily to a decline in sales efficiency for magazine sales. During the second fiscal quarter of 1999 product distributed to customers was $3.5 million less than in 1998, and returns, adjusted for the return reserve calculation, were $8.3 million more, for a net magazine revenue decline of $11.8 million. Net book sales also declined in 1999 from the corresponding 1998 period

During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1999 gross margin per cent increased over 1998, as restated, by 3.2 percentage points to 22.5%, primarily as a result of additional margin recovery for the Company in the second quarter of fiscal 1999 compared to the second fiscal quarter of 1998. The gross margin declined by $.3 million due to the application of a higher gross margin per cent to a lower revenue base. The 1999 gross margin also was negatively affected by about .3% by the application of fixed signing bonus amortization to a lower revenue base.

Selling, general and administrative expenses increased by $2.6 million, with $1.0 million due to additional payroll and payroll related expenses and $1.1 million due to increased professional fees. As a percent of revenue, selling, general and administrative expenses increased by 8.5 percentage points to 32.0 % in 1999 versus a restated 23.5% in 1998, with the revenue decline in 1999 causing a significant portion of the per cent increase. The increase in payroll and payroll related expenses was primarily due to the relative costs of operating business acquired from SKS, Penn and Central for an entire quarter in 1999. The increase in professional fees was due to consulting studies to assist the Company's turnaround efforts and additional litigation costs in the quarter.

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

The increase in selling, general and administrative expenses per cent, net of the increase in gross margin per cent, resulted in an increase in the net loss from operations to (9.5)% of revenue in 1999 compared to the restated (4.2)% in 1998.

The acquisitions of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39.9 million and 10% Subordinated Debentures in the aggregate amount of $18.6 million. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. During 1998 the Company increased the subordinated debentures by issuing $4.5 million in new debentures in exchange for existing debt and made payments and other reductions of $8.4 million on senior and subordinated debentures. Charges for debenture interest expense for the second quarter of 1999 was approximately $1.2 million compared to approximately $1.3 million in the second quarter of 1998. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee to a third party for approximately $8.3 million. Consideration was in the form of cash ($2.7 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). A gain of $7.8 million was recognized in the quarter from the sale. Revenue for Yankee in the quarter ended January 3, 1998 was $8.2 million.

As a result of the $8.5 million of other income in 1998, the Company had a pre-tax loss for the quarter of $11.0 million in 1999 versus a gain of $1.4 million in 1998

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the second quarter of 1999 and 1998. The Company has NOL of approximately $62.0 million at April 3, 1999; however, the Company has not recognized any benefits from that NOL through April 3, 1999.

--------------------------------------------------------------------------------

     Results of Operations of UNIMAG for the six months ended April 3, 1999 and April 4, 1998

--------------------------------------------------------------------------------


REVIEW OF OPERATIONS

The results of operations for the six months ended April 3, 1999 are not indicative of results from prior periods, nor are the results for the period indicative of the future. The following table provides comparative financial information for the first six month periods of 1999 and 1998.

                                              April 3, 1999     April 3, 1998
                                              -------------     -------------
                                                                (As Restated)
Results of Operations ($ millions):
    Revenue                                      $142.3             $154.0
    Gross Margin                                   32.9               30.2
    Selling, General and Administrative            41.0               35.6
    EBITDA                                         (8.1)              (5.4)
Net Income (Loss)                                 (17.4)              (4.8)

As a Percent of Revenue:
    Gross Margin                                   23.1%              19.6%
    Selling, General and Administrative            28.8%              23.1%
    EBITDA                                         (5.7)%             (3.5)%
    Net Income (Loss)                             (12.2)%             (3.1)%

The revenue for the Company for the six months ended April 3, 1999 was $142.3, million, a decrease of $11.7 million (or 7.6%) from revenue for the six months ended April 4, 1998. The decline in revenue for the six months April 3, 1999 compared with the quarter ended April 4, 1998 was due primarily to the second quarter decline in sales efficiency for magazine sales. During the second fiscal quarter of 1999 product distributed to customers was $3.5 million less than in 1998, and returns, adjusted for the return reserve calculation, were $8.3 million more, for a net magazine revenue decline of $11.8 million in the quarter.

During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1999 gross margin per cent increased over 1998, as restated, by 3.5 percentage points to 23.1%, primarily as a result of additional margin recovery for the Company in the first two quarters of fiscal 1999 compared to the first two fiscal quarters of 1998. The gross margin increased by $2.6 million due to the application of a higher gross margin per cent to a lower revenue base.

Selling, general and administrative expenses increased by $5.4 million, with $2.3 million due to additional payroll and payroll related expenses and $1.3 million due to increased professional fees. As a percent of revenue, selling, general and administrative expenses increased by 5.7 percentage points to

28.8% in 1999 versus a restated 23.1% in 1998, with the revenue decline in 1999 causing a significant portion of the per cent increase. The increase in payroll and payroll related expenses was primarily due to the relative costs of operating business acquired from SKS, Penn and Central for six months in 1999 compared to eight weeks in 1998 and thirteen weeks of Yankee operations in 1998. The increase in professional fees was due to consulting studies to assist the Company's turnaround efforts and additional litigation costs in the second fiscal quarter of 1999. Other increases from 1998 to 1999 were generally caused by the relative costs of operating business acquired from SKS, Penn and Central for six months in 1999 compared to eight weeks in 1998 and thirteen weeks of Yankee operations in 1998.

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

The increase in selling, general and administrative expenses per cent, net of the increase in gross margin per cent, resulted in an increase in the net loss from operations to (5.7)% of revenue in 1999 compared to the restated (3.5)% in 1998.

The acquisitions of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39.9 million and 10% Subordinated Debentures in the aggregate amount of $18.6 million. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. During 1998 the Company increased the subordinated debentures by issuing $4.5 million in new debentures in exchange for existing debt and made payments and other reductions of $8.4 million on senior and subordinated debentures. Charges for debenture interest expense for the first six months of 1999 was approximately $2.4 million compared to approximately $2.6 million in the first six months of 1998. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee to a third party for approximately $8.3 million. Consideration was in the form of cash ($2.7 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). A gain of $7.8 million was recognized in the second quarter from the sale. Revenue for Yankee in the quarter ended January 3, 1998 was $8.2 million.

As a result of the $8.5 million of other income in 1998, the Company had a pre-tax loss for the six month period of $17.4 million in 1999 versus $4.8 million in 1998

Because of the loss for the six months and because of loss carryforwards, UNIMAG had no federal income tax expense for the first six months of 1999 and 1998. The Company has NOL of approximately $62.0 million at April 3, 1999; however, the Company has not recognized any benefits from that NOL through April 3, 1999.

--------------------------------------------------------------------------------

                                    LIQUIDITY

--------------------------------------------------------------------------------


EBITDA
------

The Company measures its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

EBITDA for the first six months of 1999 was $(8.1) million versus $(5.4) million for 1998, as restated, a decline of $(2.7) million. The decline in EBITDA was attributable to an increase of $5.4 million in selling, general and administrative expenses offset by an increase of $2.7 million in gross margin. The gross margin increase was limited to $2.7 million because the $11.7 million revenue decline offset the benefits of the improvement in the gross margin per cent.

The 1998 EBITDA was impacted negatively by the gross margin pressures during the six months of ownership, and the Company delayed the implementation of some expected consolidation synergies with the acquisition companies during the initial periods of ownership until final consolidation plans could be made.

During the second quarter of 1998, the Company made acquisitions of the operations of two contiguous businesses with combined annual sales of approximately $60 million.

At April 3, 1999, the Company had current liabilities of $211.9 million and current assets of $87.6 million for a working capital deficit of $124.3 million. Of this $124.3 million, $36.8 million is due to classifying bank debt as current due to debt covenant violations.

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


CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

During the first six months of 1999, the Company generated $2.6 million in net cash from operations, a $16.1 million improvement over the 1998 amount used of $13.5 million. The improvement was primarily attributable to reductions in accounts receivable and inventory of $27.6 million offset by $9.0 million in decreases in accounts payable. During the second quarter of 1998, the Company used $15.7 million of cash in operations with approximately $10.5 million used to reduce accounts payable and accrued expenses, net of the impact of the SKS, Yankee, Central and Penn transactions. An additional $1.4 million was used to reduce federal income taxes payable for an acquired subsidiary.

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

The Company spent $.7 million in the first six months of 1999 for capital expenditures and $1.2 million for display fixtures, versus $.5 million and $1.1 million, respectively, for 1998.

During the first six months of 1998, the Company spent a net of $5.0 million on investing activities, with the SKS, Central and Penn transactions requiring $6.6 million. The Company generated $3.2 million from the Yankee transaction and from the sale of stock.


CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

During the first six months of 1999, the Company made payments on debt obligations of $1.3 million versus $18.3 million in 1998. During the second quarter of 1998, the Company obtained new borrowings of $38.8 million and paid $18.1 million of debt with the proceeds. The Company also used $1.7 million of cash for fees associated with the financing and redeemed treasury stock under put agreements for cash.


CAPITAL RESOURCES
-----------------

During the first quarter of 1998, the Company negotiated new financing with two banks. Note 4 describes the $38,000,000 loan arrangement obtained by the Company.


CAPITAL REQUIREMENTS
--------------------

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

OPERATING SYNERGIES
-------------------




Management expects the Company to achieve additional cost savings and operating efficiencies through plans developed in the 1999 budget process. Duplicate administrative, distribution and in-store service functions continue to be eliminated, and the costs and benefits of technology are being spread over a larger customer base. In additional, a number of the unprofitable retail locations will be closed during fiscal 1999.


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


COMMITMENTS AND CONTINGENCIES
-----------------------------

UNIMAG has entered into a definitive agreement, signed March 18, 1999, with Levy whereby UNIMAG will sell substantially all of its wholesale operating assets to Levy in return for cash and the assumption by Levy of substantially all of UNIMAG's wholesale operating liabilities. The closing of this transaction is subject to shareholder approval. The consideration to be received by UNIMAG is cash.

During the second fiscal quarter of 1999, the company initiated a plan to sell or close substantially all of its retail locations. Retail revenue is less than 10% of total revenue.

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

The Company is a defendant in two disputes with related parties. One dispute concerns a non-material claim for payment under provisions of an employment contract. The second dispute is a complaint seeking an injunction to prohibit the sale of the Company's assets to Levy and a prohibition against a proposed modification of the Debenture Agreement. A temporary restraining order has been issued with respect to the proposed modification of the Debenture Agreement. No action has been taken by the court to either restrain or delay the consummation of the sale of the Company's wholesale assets to Levy. A hearing has been scheduled for early June on the matter.


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

The Company has loans outstanding to related parties representing accrued interest or debentures that were converted to notes and $1.1 million loaned to UNIMAG from an entity owned by two shareholders. These interest notes ($1.4 million) are due in 1999, while the $1.1 million is due in 2003.
Interest accrues at 6.0%.

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

The Company has reviewed the impact to the Company if significant suppliers and significant customers are not Y2K complaint. The Company and the industry control information flow through the use of UPC codes and bar codes. The Company believes that its equipment and that of its primary suppliers and customers will continue to be able to transfer this data accurately and timely.

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



Remainder of Page Intentionally Left Blank.

PART II.    OTHER INFORMATION AND SIGNATURES
            --------------------------------

ITEM 1.     LEGAL PROCEEDINGS

      Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of the Company's Form 10-Q for the Fiscal Quarter Ended January 2, 1999. None

ITEM 2.     CHANGE IN SECURITIES:         None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES:     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:       None

ITEM 5.     OTHER INFORMATION


The Company delayed filing its Form 10-K for the fiscal year ended October 3, 1998 and its Form 10-Qs for the quarters ended January 2, 1999 and April 3, 1999 until completion of its certified financial statements. In August of 1999, the Company filed its Form 10-K without the Accountant's Opinion.


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