Form 10-Q
period 1999-07-03
UNITED MAGAZINE CO
filed 1999-08-26
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                                     OF THE

                         SECURITIES EXCHANGE ACT OF 1934



                    For the Third Quarter Ended July 3, 1999
                         Commission File Number: 0-2675
                             United Magazine Company
                               An Ohio Corporation
                            I.R.S. Number: 31-0681050
                                 5131 Post Road
                               Dublin, Ohio 43017
                  Registrant's Telephone Number: (614) 792-0777



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

The Registrant's number of common shares, without par value, outstanding as of July 31, 1999 was 7,482,614.

     Traditional Small Business Disclosure Format (check one):

     Yes:                       No:   X
          -----                     -----

                             UNITED MAGAZINE COMPANY

                                    FORM 10-Q

                    FOR THE THIRD QUARTER ENDED JULY 3, 1999

                                      INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements:

     Condensed Consolidated Balance Sheets
                    July 3, 1999 and October 3, 1998 (Unaudited)           2-3

     Condensed Consolidated Statements of Operations (Unaudited)

                  For the Three Months and Nine Months Ended
                  July 3, 1999 and July 4, 1998                             4


     Condensed Consolidated Statements of Cash Flow (Unaudited)

                    For the Nine Months Ended
                    July 3, 1999 and July 4, 1998                          5-6

      Notes to Condensed Consolidated Financial Statements                 7-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-19


PART II - OTHER INFORMATION AND SIGNATURES
Item 1.    Legal Proceedings                                               20

Item 2.    Change in Securities                                            20

Item 3.    Default Upon Senior Securities                                  20

Item 4.    Submission of Matters to a Vote of Security Holders             20

Item 5.    Other Information                                               20

Item 6.    Exhibits and Reports on Form 8-K                                20

Signatures                                                                 20

                                UNITED MAGAZINE COMPANY
                                       FORM 10-Q
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                        AS OF JULY 3, 1999 AND OCTOBER 3, 1998

(Dollar Amounts in Millions, Except Per Share Data)

                                                               July 3,    October 3,
                              ASSETS                            1999         1998
                              ------                         -----------  ----------
                                                             (Unaudited)  (Unaudited)
CURRENT ASSETS:
   Cash                                                         $  4.5      $  5.0
   Trade accounts receivable, net of allowance for doubtful
     accounts                                                     46.0        66.6
   Inventories                                                    21.8        40.2
   Prepaids and other                                              4.0         4.0
                                                                ------      ------
              Total current assets                                76.3       115.8
                                                                ------      ------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                             .2          .2
   Building and improvements                                       1.4         1.3
   Furniture and equipment                                         8.9         8.5
   Vehicles                                                        3.8         3.7
   Leasehold improvements                                          1.5         1.6
                                                                ------      ------
                                                                  15.8        15.3
   Less - accumulated depreciation and amortization               (7.9)       (5.9)
                                                                ------      ------

              Total property and equipment, net                    7.9         9.4
                                                                ------      ------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated
   Amortization                                                  101.2       103.4
   Prepaid signing bonuses                                         3.5         3.4
   Other assets, net                                              11.6        12.8
                                                                ------      ------
              Total other assets                                 116.3       119.6
                                                                ------      ------

              Total assets                                      $200.5      $244.8
                                                                ======      ======


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    UNITED MAGAZINE COMPANY
                                           FORM 10-Q
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF JULY 3, 1999 AND OCTOBER 3, 1998

(Dollar Amounts in Millions, Except Per Share Data)
                                                                        July 3,    October 3,
               LIABILITIES AND SHAREHOLDERS' EQUITY                      1999         1998
               ------------------------------------                  -----------  ----------
                                                                     (Unaudited)  (Unaudited)
CURRENT LIABILITIES:
   Current portion of debt obligations                                 $  39.7     $  44.2
   Accounts payable                                                      144.0       157.5
   Accrued expenses                                                       12.4        12.0
   Reserve for gross profit on sales returns                               6.9        10.3
                                                                       -------     -------
              Total current liabilities                                  203.0       222.0

LONG-TERM DEBT OBLIGATIONS                                                 4.4         4.9

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                               33.2        33.2
   - Subordinated                                                         21.4        21.4

BENEFIT PLAN OBLIGATIONS                                                   4.3         4.2

OTHER LONG-TERM LIABILITIES                                                2.7         3.7
                                                                       -------     -------
              Total liabilities                                          269.0       289.4
                                                                       -------     -------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS,
 .5 million shares                                                          5.7         5.2
                                                                       -------     -------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 53.3 million shares authorized,
     9.3 million issued and 7.5 million outstanding (including
       Shares subject to Put Agreements) and paid in capital             117.7       117.6
   Treasury stock, at cost                                                (4.0)       (4.0)
   Minimum pension liability adjustment                                    (.2)        (.2)
   Retained deficit                                                     (187.7)     (163.2)
                                                                       -------     -------
              Total shareholders' equity                                 (74.2)      (49.8)

                                                                       -------     -------

              Total liabilities and shareholders' equity               $ 200.5     $ 244.8
                                                                       =======     =======


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                        UNITED MAGAZINE COMPANY
                                               FORM 10-Q
                                FOR THE THIRD QUARTER ENDED JULY 3, 1999
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     JULY 3, 1999 AND JULY 4, 1998

                          (Dollar Amounts in Millions, Except Per Share Data)


                                                3 Months       3 Months      9 Months      9 Months
                                                  Ended          Ended         Ended         Ended
                                                  1999           1998          1999          1998
                                               -----------    -----------   -----------   ----------
                                               (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
NET SALES                                       $ 65.4          $ 82.7         $207.9       $236.7

COST OF SALES                                     50.5            66.0          160.0        189.9
                                                ------          ------         ------       ------

         Gross Profit                             14.9            16.7           47.9         46.8

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                          (16.4)          (19.7)         (57.4)       (55.3)

DEPRECIATION AND AMORTIZATION                     (2.3)           (2.7)          (6.7)        (6.9)
                                                ------          ------         ------       ------

LOSS FROM OPERATIONS                              (3.8)           (5.7)         (16.2)       (15.4)
                                                ------          ------         ------       ------

OTHER INCOME (EXPENSES), net:
    Interest Expense, net                         (2.1)           (2.4)          (7.0)        (6.0)
    Other, net                                    (1.3)            (.3)          (1.3)         8.2
                                                ------          ------         ------       ------

    Total other income (expenses), net            (3.4)           (2.7)          (8.3)         2.2
                                                ------          ------         ------       ------

INCOME (LOSS) BEFORE TAXES                        (7.2)           (8.4)         (24.5)       (13.2)

INCOME TAXES                                      --             --              --           --
                                                ------          ------         ------       ------

NET INCOME (LOSS)                               $ (7.2)         $ (8.4)        $(24.5)      $(13.2)
                                                ======          ======         ======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING                7.5             7.4            7.4          7.2
                                                ======          ======         ======       ======

EARNINGS (LOSS) PER SHARE                       $ (.96)         $(1.12)        $(3.32)      $(1.82)
                                                ======          ======         ======       ======


         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                   UNITED MAGAZINE COMPANY
                                          FORM 10-Q
                           FOR THE THIRD QUARTER ENDED JULY 3, 1999
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  FOR THE NINE MONTHS ENDED
                                JULY 3, 1999 AND JULY 4, 1998

(Dollar Amounts in Millions, Except Per Share Data)

                                                                     9 Months     9 Months
                                                                       Ended        Ended
                                                                      July 3,      July 4,
                                                                       1999         1998
                                                                    -----------  -----------
                                                                    (Unaudited)  (Unaudited)
NET CASH (USED IN) OPERATING ACTIVITIES                                 $ 2.2      $(15.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of operating assets                                               1.5         2.7
   Sale of stock                                                           .0          .5
   Purchase of stock of company                                            .0        (2.6)
   Cash used for asset purchases                                           .0        (4.0)
   Purchases of property and equipment                                    (.9)        (.7)
   Additions of long-term assets                                         (1.6)       (1.4)
                                                                        -----      ------
              Net cash provided by (used in) investing activities        (1.0)       (5.5)
                                                                        -----      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowing under debt obligations                                        .0        42.2
   Cash used for financing costs                                           .0        (1.7)
   Redemption of putable shares                                            .0         (.3)
   Payment of debt obligations                                           (1.7)      (19.7)
                                                                        -----      ------
              Net cash provided by (used in) financing activities        (1.7)       21.0
                                                                        -----      ------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                               (.5)         .3

CASH, beginning of year                                                   5.0         2.1
                                                                        -----      ------

CASH, end of year                                                       $ 4.5      $  1.8
                                                                        =====      ======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the period for interest                             $ 3.4      $  1.8
   Cash paid during the period for taxes                                    0         1.4



Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1999: During the first fiscal quarter of 1999, the Company contributed 108,551 shares of common stock to employees, with 108,230 of the shares being contributed directly to the 401-K plan and 321 shares being contributed directly to employees.

During the third fiscal quarter of 1999 the Company sold its corporate plane to a third party and sold eight of its retail locations to an affiliated party. As part of these transactions, the Company received $1.5 million in cash and reduced related party debt by approximately $.4 million. During that same period the Company completed the closing of nine additional retail locations. In connection with the sale of the airplane and the eight retail locations and the closing of the nine retail locations, the Company has incurred a $1.3 million loss during the quarter. As of July 3, 1999 the Company has six retail locations remaining to be sold or closed. It is anticipated that these closings will occur by the end of calendar 1999.

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

                             UNITED MAGAZINE COMPANY
                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THIRD QUARTER ENDED JULY 3, 1999
                                   (UNAUDITED)


1.       GENERAL

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of United Magazine Company and subsidiaries ("UNIMAG" or the "Company") as of July 3, 1999 and October 3, 1998, and the results of its operations and cash flows for the nine months ended July 3, 1999 and July 4, 1998. All such adjustments were of a normal recurring nature. The results of operations in any interim period are not necessarily indicative of results for the full year.


2.       THE BUSINESS

UNIMAG is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, is engaged in the wholesale distribution of magazines, books and other periodicals, and operates retail bookstores.

The operations for the quarters ended July 3, 1999 and July 4, 1998 were conducted through its consolidated subsidiaries and through companies merged into the Company during 1998. The operations for the quarters ended July 3, 1999 and July 4, 1998 also include the operations of business acquired from SKS Enterprises, Limited, an Ohio limited liability company ("SKS"), in February of 1998, and the operations of business acquired through the purchase of Central Wholesale, Inc., a Pennsylvania corporation, ("Central") and Penn News Company, Inc., a Pennsylvania corporation, ("Penn"), in March of 1998. The operations for the nine months ended July 4, 1998 include the operations of Service News Company (of Waterbury Connecticut), a Connecticut corporation doing business as Yankee News Company ("Yankee"), whose operating assets were sold in January of 1998. The operations of all other subsidiaries were included for both periods.

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

3.       PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the periods ended July 3, 1999 and July 4, 1998 is as follows:

                          Three Months   Three Months   Nine Months   Nine Months
                          Ended 1999      Ended 1998    Ended 1999    Ended 1998
      Current              $        0      $        0    $        0    $        0
      Deferred                      0               0             0             0
                           ----------      ----------    ----------    ----------

               Total       $        0      $        0    $        0    $        0
                           ==========      ==========    ==========    ==========


The Company has provided deferred income taxes at a 40% tax rate which represents a blended statutory federal and state income tax rate. The difference between the statutory tax rate and the effective rate of zero is due primarily to the fully reserving of the benefit of the net operating losses generated that may not be realized in the future.

On February 8, 1998 the Company had a change of control event for tax purposes. This event reduced the amount of net operating losses ("NOL's") that can be used in the future to an estimated $29.4 million as of February 1998. Of the $29.4 million, approximately $2.0 million can be used per year through October 2013. Additional NOL's of approximately $41.0 million were generated from February 8, 1998 to July 3, 1999 that have no restriction on their use. That $41.0 million expires in 2013 and 2014.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

           Results of Operations of UNIMAG for the three months ended
                         July 3, 1999 and July 4, 1998

--------------------------------------------------------------------------------

1.       REVIEW OF OPERATIONS

The results of operations for the quarter ended July 3, 1999 are not indicative of results from prior quarters, nor are the results for the quarter indicative of the future.

The following table provides comparative financial information for the third fiscal quarters of 1999 and 1998.

                                            July 3, 1999    July 4, 1998
                                            ------------   -------------
                                                           (As Restated)
 Results of Operations ($ millions):
    Revenue                                   $ 65.4          $ 82.7
    Gross Margin                                14.9            16.7
    Selling, General and Administrative         16.4            19.7
    EBITDA                                      (1.5)           (3.0)
Net Income (Loss)                               (7.2)           (8.4)

As a Percent of Revenue:
    Gross Margin                                22.8%           20.2%
    Selling, General and Administrative         25.1%           23.8%
    EBITDA                                      (2.3)%          (3.6)%
    Net Income (Loss)                          (11.0)%         (10.2)%

The revenue for the Company for the quarter ended July 3, 1999 was $65.4, million, a decrease of $17.3 million (or 20.9%) from revenue for the quarter ended July 4, 1998. The decline in revenue for the quarter ended July 3, 1999 compared with the quarter ended July 4, 1998 was due to several factors. The Company recently has lost several customers due to competitive pressures, including the loss of a customer with $6 million of annual revenue in March of 1999. More important is the reduction in the units of magazine and book product allocated to the Company for resale to its customers. The Company distributed $133.5 million of magazine products in the third fiscal quarter of 1999 versus $167.4 million of product in the third fiscal quarter of 1998. Magazine product returns from customers were $80.5 million in the third fiscal quarter of 1999 versus $98.8 million in 1998. This is a net $15.6 million reduction in revenue. Books, a smaller component of the Company's revenue, incurred a comparable decline of approximately $2.5 million.

During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1999 gross margin per cent increased over 1998, as restated, by 2.6 percentage points to 22.8%, primarily as a result of additional margin recovery for the Company in the third quarter of fiscal

1999 compared to the third fiscal quarter of 1998. The gross margin decreased by $1.8 million due to the application of a higher gross margin per cent to a lower revenue base.

Selling, general and administrative expenses decreased by $3.7 million, with $2.1 million due to reductions in gross payroll and $.9 million due to reductions in professional fees. The balance of the reductions is spread throughout the remaining components of selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expenses increased by 1.3 percentage points to 25.1 % in 1999 versus a restated 23.8% in 1998, with the revenue decline in 1999 causing the per cent increase. The $16.4 million in selling, general and administrative expenses for the third fiscal quarter is an improvement over the $20.3 million in quarter one and $20.7 million in quarter two, with the improvement occurring primarily in payroll and professional fees and secondarily throughout the remaining expense components of the Company.

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

The increase in gross margin per cent, net of the increase in selling, general and administrative per cent, resulted in a $1.9 million decrease in the net loss from operations to $(3.8) million, (5.8)% of revenue in 1999 compared to the restated $(5.7) million, (6.9)% of revenue in 1998.

The acquisitions of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39.9 million and 10% Subordinated Debentures in the aggregate amount of $18.6 million. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. During 1998 the Company increased the subordinated debentures by issuing $4.5 million in new debentures in exchange for existing debt and made payments and other reductions of $8.4 million on senior and subordinated debentures. Charges for debenture interest expense for the third quarter of 1999 was approximately $1.2 million compared to approximately $1.3 million in the third quarter of 1998. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

The sale of the airplane and the eight retail locations and the closing of nine retail locations resulted in a $1.3 million loss during the quarter.

Because of the loss for the quarter and because of loss carryforwards, UNIMAG had no federal income tax expense for the third quarter of 1999 and 1998. The Company has NOL of approximately $70.4 million at July 3, 1999; however, the Company has not recognized any benefits from that NOL through July 3, 1999.

--------------------------------------------------------------------------------

            Results of Operations of UNIMAG for the nine months ended
                         July 3, 1999 and July 4, 1998

--------------------------------------------------------------------------------

REVIEW OF OPERATIONS

The results of operations for the nine months ended July 3, 1999 are not indicative of results from prior periods, nor are the results for the period indicative of the future. The following table provides comparative financial information for the first nine-month periods of 1999 and 1998.


                                             July 3, 1999    July 3, 1998
                                             ------------   -------------
                                                            (As Restated)
 Results of Operations ($ millions):
    Revenue                                   $207.9           $236.7
    Gross Margin                                47.9             46.8
    Selling, General and Administrative         57.4             55.3
    EBITDA                                      (9.5)            (8.5)
Net Income (Loss)                              (24.5)           (13.2)

As a Percent of Revenue:
    Gross Margin                                23.0%            19.8%
    Selling, General and Administrative         27.6%            23.4%
    EBITDA                                      (4.6)%           (3.6)%
    Net Income (Loss)                          (11.8)%           (5.6)%

The revenue for the Company for the nine months ended July 3, 1999 was $207.9 million, a decrease of $28.8 million (or 12.2%) from revenue for the nine months ended July 4, 1998. The decline in revenue for the nine months ended July 3, 1999 compared with the nine months ended July 4, 1998 was due to the reduction in the units of magazine and book product allocated to the Company for resale to its customers. The Company distributed $453.9 million of magazine products in the first nine months of fiscal 1999 versus $487.7 million of product in the first nine months of fiscal 1998. Magazine product returns from customers were $286.8 million in the three fiscal quarters of 1999 versus $291.9 million in 1998. This is a net $28.7 million reduction in revenue.

During fiscal 1997 and 1998, the Company and the industry experienced reductions in gross margins from existing chain customers because of new discounts, rebates and amortization of up-front signing bonuses. The 1999 gross margin per cent increased over 1998, as restated, by 3.6 percentage points to 23.2%, primarily as a result of additional margin recovery for the Company in the first three quarters of fiscal 1999 compared to the first three fiscal quarters of 1998. The gross margin increased by $1.1 million due to the application of a higher gross margin per cent to a lower revenue base.

Selling, general and administrative expenses increased by $2.1 million due to increased payroll and related benefits, vehicle repairs and professional fees. As a percent of revenue, selling, general and administrative expenses increased by 4.2 percentage points to 27.6 % in 1999 versus a restated 23.4% in 1998, with the revenue decline in 1999 causing most of the per cent increase. The increase in professional fees was due to consulting studies to assist the Company's turnaround efforts and to additional litigation costs in the second fiscal quarter of 1999.

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

The increase in selling, general and administrative expenses per cent, net of the increase in gross margin per cent, resulted in an increase in the net loss from operations to (7.8)% of revenue in 1999 compared to the restated (6.5)% in 1998.

The acquisitions of Michiana, Stoll, Klein, Read-Mor and Scherer Affiliates were financed by the issuance of Common Stock of the Company, 8% Senior Debentures in the aggregate amount of $39.9 million and 10% Subordinated Debentures in the aggregate amount of $18.6 million. These debentures accrued interest from July 1, 1996 for Michiana, Stoll, Read-Mor and Scherer Affiliates and from August 24, 1996 for Klein. During 1998 the Company increased the subordinated debentures by issuing $4.5 million in new debentures in exchange for existing debt and made payments and other reductions of $8.4 million on senior and subordinated debentures. Charges for debenture interest expense for the first nine months of 1999 was approximately $3.6 million compared to approximately $3.9 million in the first nine months of 1998. Other interest charges in both periods are for accreted interest on the Puts and interest on bank and other loans.

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

The $8.2 million of other income in 1998 compared with the $1.3 million other expense in 1999 for the sale of the airplane and the sale and the closing of the seventeen retail locations enabled the Company to report a pre-tax loss for the nine-month period of $13.2 million in 1998 versus $24.5 million in 1999. Without the other income in 1998 and the other expense in 1999, the comparable losses for 1998 and 1999 would be $21.4 million in 1998 and $23.2 million in 1999.

Because of the loss for the nine months and because of loss carryforwards, UNIMAG had no federal income tax expense for the first nine months of 1999 and 1998. The Company has NOL of approximately $70.4 million at July 3, 1999; however, the Company has not recognized any benefits from that NOL through July 3, 1999.

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

EBITDA for the first nine months of 1999 was $(9.5) million versus $(8.5) million for 1998, as restated, a decline of $(1.0) million. The decline in EBITDA was attributable to an increase of $2.1 million in selling, general and administrative expenses offset by an increase of $1.1 million in gross margin. The gross margin increase was limited to $2.8 million because the $28.8 million revenue decline offset the benefits of the improvement in the gross margin per cent.

During the third fiscal quarter of 1999, the EBITDA was $(1.5) million compared to $(4.0) million in both the first and the second quarters. This $2.5 million improvement in EBITDA during the third fiscal quarter was the result of a reduction in selling, general and administrative expenses to $16.4 million, a $4.1 million improvement from the average of the first two quarters. The revenue shortfall during the third quarter prevented the improvement from being greater.

During the second quarter of 1998, the Company made acquisitions of the operations of two contiguous businesses with combined annual sales of approximately $60 million.

At July 3, 1999, the Company had current liabilities of $203.0 million and current assets of $76.3 million for a working capital deficit of $126.7 million, a decline of $2.5 million from the April 3, 1999 levels. Of this $126.7 million, $35.0 million is due to classifying bank debt as current due to debt covenant violations.

The Company anticipates improvement in EBITDA during the remainder of the fiscal year through a combination of continued margin improvement and additional expense reductions. Margin improvement opportunities include a continuation of current margin improvement programs started in 1998 and new margin improvement programs. Expense reduction opportunities include elimination of the Company's book processing warehouse, the sale or closure of all remaining retail stores, reduction of rent from affiliates, and reduction of levels of spending for professional fees.


CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

During the first nine months of 1999, the Company generated $2.2 million in net cash from operations, a $18.0 million improvement over the 1998 amount used of $15.8 million. The improvement was primarily attributable to reductions in accounts receivable and inventory of $39.0 million, offset by $13.5 million in decreases in accounts payable. During the second quarter of 1998, the Company used $15.7 million of cash in operations, with approximately $10.5 million used to reduce accounts payable and accrued expenses, net of the impact of the SKS, Yankee, Central and Penn transactions. An additional $1.4 million was used during that quarter to reduce federal income taxes payable for an acquired subsidiary.

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

The Company spent $.9 million in the first nine months of 1999 for capital expenditures and $1.6 million for display fixtures, versus $.7 million and $1.4 million, respectively, for 1998. During the third fiscal quarter, the Company received $1.5 million in cash in connection with the sale of the airplane and the sale of eight of its retail locations.

During the first nine months of 1998, the Company spent a net of $5.5 million on investing activities, with the SKS, Central and Penn transactions requiring $6.6 million. The Company generated $3.2 million from the Yankee transaction and from the sale of stock.


CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

During the first nine months of 1999, the Company made payments on debt obligations of $1.7 million versus $19.2 million in 1998. During the second quarter of 1998, the Company obtained new borrowings of $38.8 million and paid $18.1 million of debt with the proceeds. The Company also used $1.7 million of cash for fees associated with the financing and redeemed treasury stock under put agreements for cash.


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

OPERATING SYNERGIES
-------------------

Management expects the Company to achieve additional cost savings and operating efficiencies through plans developed in the 1999 budget process. Duplicate administrative, distribution and in-store service functions continue to be eliminated. In additional, all of the remaining retail locations will be closed by the end of calendar 1999, and a significant portion of the book distribution business will be discontinued.


MARGIN RECOVERY EFFORTS
-----------------------

The magazine industry has recognized that the loss of margin sustained by wholesalers in 1996, 1997 and 1998 has created a problem that needed an industry-wide resolution. Wholesalers, national distributors and publishers have been working on a variety of plans to provide margin recovery to wholesalers. Some of these plans began in the third fiscal quarter of 1998, and others began during the first three fiscal quarters of 1999.


COMMITMENTS AND CONTINGENCIES
-----------------------------

During the second fiscal quarter of 1999, the company initiated a plan to sell or close all of its retail locations. By the end of the third fiscal quarter, seventeen retail locations had been sold or closed, and only six remained open. Retail revenue is less than 10% of total revenue.

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


Remainder of Page Intentionally Left Blank.

PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------

ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments in legal proceedings involving either the Company or its subsidiaries since the filing of
the Company's Form 10-Q for the Fiscal Quarter Ended April 3, 1999.    None

ITEM 2.  CHANGE IN SECURITIES:              None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES:    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:          None

ITEM 5.  OTHER INFORMATION

The Company delayed filing its Form 10-K for the fiscal year ended October 3, 1998 and its Form 10-Qs for the quarters ended January 2, 1999, April 3, 1999 and July 3, 1999 until completion of its financial statements. In August of 1999 the Company filed its Form 10-K without the accountant's opinion.

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