Form 10-K
period 1999-10-02
UNITED MAGAZINE CO
filed 2000-01-14
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

--------------------------------------------------------------------------------
   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----   ACT OF 1934

                    For the fiscal year ended October 2, 1999

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 2, 1999 is unknown due to the fact that there is no active trading market in the Registrant's shares. The Company has closed substantially all of its facilities, and the Company's secured bank creditors are in the process of selling assets and collecting accounts receivable to pay off bank debts.

         The Registrant's revenues for the fiscal year ended October 2, 1999 were $276.6 million.

         The Registrant's number of common shares, without par value, outstanding as of October 2, 1999 was 7,482,614.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                      ----

                             UNITED MAGAZINE COMPANY

                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999
                                      INDEX


PART I                                                                                  PAGE NUMBER
------                                                                                  -----------

ITEM 1.           BUSINESS                                                                  1-6

ITEM 2.           PROPERTIES                                                                6-7

ITEM 3.           LEGAL PROCEEDINGS                                                         7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       7

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                                       8

ITEM 6.           SELECTED FINANCIAL DATA                                                   9

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                       10-19

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               20-40

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE                                                                41

PART III
--------

ITEM 10.          DIRECTORS                                                                 42-44

ITEM 11.          EXECUTIVE COMPENSATION                                                    45-46

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                                47-50

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            51-56

PART IV
-------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K                                                               57-62

SIGNATURES                                                                                  63

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

         United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, was engaged in the wholesale distribution of magazines, books and other periodicals, and operates some retail bookstores.

         On December 15, 1998, UNIMAG and Chas. Levy Circulating Co. ("Levy"), an Illinois general partnership, entered into a Letter of Intent whereby the parties agreed that Levy would purchase certain assets and assume certain liabilities of UNIMAG.

         On March 18, 1999, a definitive agreement was signed by the parties whereby UNIMAG agreed to sell substantially all of its wholesale operating assets to Levy in return for cash and the assumption by Levy of substantially all of UNIMAG's wholesale operating liabilities (the "Asset Purchase Agreement"). The closing was anticipated to occur by the end of June and was subject to due diligence by both parties and approval by UNIMAG's shareholders.

         On June 1, 1999 Levy terminated the Asset Purchase Agreement and on June 7, 1999, UNIMAG provided written notice asserting that Levy had breached the Asset Purchase Agreement. UNIMAG contends that, among other things, Levy's breaches arose out of its conduct with UNIMAG's suppliers when Murdoch Magazine Distribution Inc., a major national distributor, reinstated the historic "franchise" territories for distribution, and Levy negotiated to acquire UNIMAG's territory.

         In the wholesale magazine distribution industry, five national distributors control the pricing, the allotment of titles and the quantity of issues received by wholesalers such as UNIMAG, requiring the wholesalers to accept and distribute such allotments in their entirety. In order to handle the allotments mandated by the national distributors, wholesalers have been required to make substantial investments of capital in retail display fixtures, warehouse facilities, trucks, personnel and long-term collective bargaining agreements. In exchange for accepting the extra costs resulting from full line forcing and tie-in sales, the wholesalers received a "franchise" granting the exclusive distribution territories. This long-standing industry custom of "franchise" territories began to change in 1996 into a bidding process dominated by national retail chain stores. The national distributors ceased to honor the historic "franchise" territories in favor of the bidding process which, in turn, disrupted the economic viability of magazine distribution. UNIMAG contends that this conduct by the national distributors caused irreparable harm to UNIMAG.

         UNIMAG contends that, upon acquiring from Murdoch Magazine Distribution, Inc. a "franchise" for UNIMAG's territories, Levy terminated its agreement with UNIMAG. Subsequently, other national distributors began to tighten credit, causing interruptions of product. This irreparably harmed UNIMAG and was the final causative factor leading to UNIMAG's inability to continue its business. In September of 1999, the Company had no alternative but to cease wholesale operations and convey to two other companies certain customer agreements, records, and customer display fixtures located on the business premises of the Company's customers. The Company has now closed all of its wholesale facilities and all but four of its retail facilities; these retail facilities are scheduled to be closed in the first calendar quarter of 2000.

         The Company's secured bank lenders Key Corporate Capital, Inc. and The Chase Manhattan Bank ("Secured Bank Lenders") are in the process of selling the Company's assets and collecting its accounts receivable. Proceeds are being used to pay off secured bank debt and to fund current liquidation expenses.

         The operations for the year ended October 2, 1999 were conducted through the Company, through its consolidated subsidiaries and through companies merged into the Company during fiscal 1998.

         The operations for the year ended October 3, 1998 were conducted through its consolidated subsidiaries and through companies merged into the Company during fiscal 1998. The results for the year include the operations of Service News Company (of Waterbury, Connecticut), a Connecticut corporation, doing business as Yankee News Company, ("Yankee") for three months, the operations of business acquired from SKS Enterprises, Limited, an Ohio limited liability company, ("SKS") for eight months, the operations of business acquired through the purchase of stock of Central Wholesale, Inc., a Pennsylvania corporation, ("Central") and Penn News Company, Inc., a Pennsylvania corporation, ("Penn") for seven months, and the operations of all other subsidiaries for an entire year.

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

         During the fourth fiscal quarter of 1996, the Company also completed business combinations with Michiana News Service, Inc., a Michigan corporation ("Michiana"), The Stoll Companies, an Ohio corporation ("Stoll"), and The George
R. Klein News Co., Central News Co., and Newspaper Sales, Inc., all Ohio corporations (collectively, "The Klein Companies" or "Klein"), all independent magazine, book, and newspaper ("periodical") distributors. These transactions were accounted for as a purchase as of July 1996 (September 14, 1996 for Klein).

         During the fourth fiscal quarter of 1996, the Company also completed business combinations with a number of companies affiliated with Ronald E. Scherer, the Company's chairman ("Ronald E. Scherer"), also engaged in wholesale periodical distribution (the "Scherer Affiliates"): Ohio Periodical Distributors, Inc., an Ohio corporation ("OPD"); Northern News Company, a Michigan corporation ("Northern"); Wholesalers Leasing, Corp., a Delaware corporation ("Wholesalers"); Scherer Companies, a Delaware corporation ("Scherer Companies"); and, pursuant to the agreement with Northern, MacGregor News Services, Inc., a Michigan corporation ("MacGregor"). The Company also acquired the stock of Read-Mor Bookstores, Inc., an Ohio corporation ("Read-Mor"), a company managed by Scherer Companies. Read-Mor owned six retail bookstore locations and was an insignificant acquisition. These transactions were accounted for as a purchase as of July 1996.

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

         UNIMAG also owns two inactive subsidiaries.


BUSINESS OF THE COMPANY
-----------------------

         The Company was a regional wholesaler of periodicals. It distributed its products to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offered mass market reading materials to consumers. The Company also maintained retail bookstores that sold its products and related products to consumers. Four retail locations were kept open in fiscal 2000 to assist in the sale of certain inventory products of the Company at October 2, 1999.

         Until September of 1999, the Company was a dominant regional periodical wholesaler in Ohio, Michigan, Indiana and western Pennsylvania, with an estimated market share of greater than fifty percent (50%). The Company also provided similar services from its Wilmington, North Carolina location, selling to customers primarily in eastern North Carolina.

         Following the termination of the Asset Purchase Agreement with Levy in June of 1999, the Company experienced periodic difficulties in obtaining product from certain major national distributors/publishers. In September of 1999, the major national distributors/publishers tightened credit, causing interruptions of product. This irreparably harmed UNIMAG and was the final causative factor leading to UNIMAG's inability to continue its business. As a consequence, the Company was unable to continue supplying product to its customers. The Company then agreed to convey to two other wholesale distribution companies certain of the Company's customer agreements, records, and customer display fixtures located on the business premises of the Company's customers. On September 18 and September 20, 1999, UNIMAG entered into agreements with Anderson News LLC ("The Anderson Group") and Great Atlantic News LLC ("The News Group"), respectively. The Anderson Group received records relating to customers in southern Ohio, southern and central Indiana, Kentucky, West Virginia and Tennessee. The News Group received records relating to customers in northern Ohio, Pennsylvania, northern Indiana and Michigan.

         UNIMAG can receive a percentage of revenue from former UNIMAG customers obtained by The Anderson Group and The News Group at six months and twelve months respectively from the dates of the agreements. In addition, UNIMAG entered into a 30 day renewable, not to exceed 90 days, subcontracting agreement with The News Group to service certain of The News Group customers in northern Ohio, northern Indiana, and Michigan from the Company's facilities in Solon, Ohio and Jackson, Michigan. The News Group will reimburse UNIMAG for all expenses incurred up to a maximum amount calculated on a cost plus basis. This subcontracting agreement expired December 20, 1999.


REVENUES
--------

         The acquisition activities of the Company had transformed it into an entity which generated combined net sales for fiscal 1997 of 298.3 million and for fiscal 1998 of $324.1 million. For fiscal 1999, the adjusted net sales of $276.6 million included $46.2 million of sales added back to revenue because of reductions in Section 458 reserves for future returns.

EMPLOYEES
---------

         At October 3, 1998, the Company employed approximately 2,800 employees, including 1,200 full-time employees, of which 215 were represented by various locals of the Teamsters Union with contracts expiring through 2001. In September of 1999, the Company terminated a significant number of employees in connection with initial facility closings.

         On October 20, 1999, the Company sent Worker Adjustment and Retraining Notices ("WARN") to its remaining employees. At December 31, 1999, the Company had 76 employees remaining on the payroll, including 41 in retail operations and the balance assisting the Company in the wind-down of its activities.


PRODUCTS
--------

         The Company generated revenue primarily from the sale and distribution of mass market reading materials including magazines, paperback and hardback books, newspapers and other complementary items.

         - Magazines. The Company distributed over 3,500 different magazine titles, which focused on a diverse range of consumer interest topics. Sales of magazines represented approximately 87% of total Company revenue.

         - Books. The Company's book business represented approximately 11% of total Company revenue. Approximately 60% of book revenue was derived from the sale of paperbacks and approximately 16% was derived from the sale of hardcover books. The balance came from the sale of children's books and bargain books.

         - Newspapers. In selected Ohio markets, the Company distributed over 50 local and national newspapers including daily, weekly and Sunday only titles. Sales of newspapers represented approximately 1% of total Company revenues.

         - Other. The Company also distributed items such as trading cards, maps and calendars; however, this category did not represent a significant component of the Company's business. Sales of these items represented approximately 1% of total Company revenues.

         - Included in the Company's 1999 revenues were retail sales of $9.0 million. The Company's wholesale sales of $3.0 million to its retail stores were eliminated in consolidation.


SUPPLIERS AND PRICING
---------------------

         The Company purchased over 90% of its product from five suppliers who are national distributors: The Hearst Distribution Group, Warner Publisher Services, Murdoch Magazine Distribution, Inc., Curtis Circulation Co. and Kable Distribution Services. The retail prices of the periodicals that the Company distributed were established by publishers such as Time Warner, Hearst and Hachette.

         The Company purchased periodicals from these and other national distributors at a discount to the suggested retail price and then sold the product to retailers at a lesser discount. To the Company's best knowledge, certain other competing wholesalers had the advantage of more favorable discounts from the national distributors. Most of the larger retailers, such as The Kroger Company, Giant Eagle, Meijers, CVS, Rite Aid, Food Lion and Big Bear Stores had entered into multi-year contracts with wholesale distributors. This resulted in an increase in the discount to retailers and a reduction in the gross margin to the wholesalers except to the extent a competing wholesaler might receive better pricing from the national distributors.

In September of 1999, following Levy's acquisition of a "franchise" from Murdoch Magazine Distribution, Inc. for UNIMAG's territories and the termination of the UNIMAG/Levy Asset Purchase Agreement, several major national distributors/publishers tightened credit, causing interruptions of product. This irreparably harmed UNIMAG and was the final causative factor leading to UNIMAG's inability to continue its business.


CUSTOMERS
---------

         The Company had developed long standing, trusted vendor relationships with customers in its customer base. The customer base ranged from large national retailers, such as The Kroger Company, to smaller local retailers. It is estimated that, prior to September of 1999, the Company had a large and diverse customer base comprised of approximately 16,000 different retail locations representing approximately 12,000 different customers, with no one customer representing more than 10% of sales.

         During 1996, most of the larger retail chains entered into multi-year contracts with wholesale distributors. The Company had entered into long-term contracts ranging from one to ten years, but primarily three years with the major retailers, to be the exclusive provider of magazines and, in most cases, related periodical products. Some of the retail chains with which the Company had contracts include The Kroger Company, Giant Eagle, CVS, Rite Aid, Food Lion and Big Bear stores.

         In September of 1999, after several major national distributors/publishers tightened credit, causing interruption of product, the Company was unable to continue supplying product to its customers. The Company ceased operations and agreed to convey to two other companies certain customer agreements, records, and customer display fixtures located on the business premises of the Company's customers. On September 18 and September 20, 1999, UNIMAG entered into agreements with The Anderson Group and The News Group, respectively. The Anderson Group received records relating to customers in southern Ohio, southern and central Indiana, Kentucky, West Virginia and Tennessee. The News Group received customer records relating to customers in northern Ohio, Pennsylvania, northern Indiana and Michigan.


COMPETITION
-----------

         The Company faced competition from four different areas. These areas included competition from other wholesalers, competition from alternative delivery channels, competition from suppliers selling directly to retail customers, and competition from substitute products.

         - Competition From Other Wholesalers. Principal competitors of the Company included The Anderson Group, The News Group, LaBelle News, Harrisburg News Co., and the Chas. Levy Circulating Co., all of which are regional wholesalers in neighboring territories.

         -        Competition From Alternative Channels of Distribution.
                  Periodical wholesalers compete with other delivery sources for the sale of periodicals to the consumer. These alternative delivery sources include subscriptions offered by the publishers and electronic transmissions over the Internet.

         - Competition From Suppliers Selling Directly to Retailers. The Company and other wholesalers in the industry are subject to reduced revenue when the Company's suppliers bypass the Company and sell directly to the Company's retail customers, often while limiting related product sales to wholesalers.

         - Competition From Substitute Products. The periodical industry competes for the non-active leisure time of consumers (in contrast to active leisure time, which includes activities such as participant sports).



ITEM 2.  PROPERTIES
-------------------


FACILITIES
----------

         Generally, the Company used its wholesale facilities as warehouse and distribution centers, although certain of the facilities also contained the business offices for the Company's operations. A number of these facilities, identified below with an asterisk, are leased from principals of the Acquisition Parties. At October 2, 1999, the Company owned or leased the following properties with the following remaining terms:


COMPANY'S WHOLESALE FACILITIES:
-------------------------------

         -     62,400 sq. ft.       Pittsburgh, PA            3 Month Lease (expires 12-31-99)
         -     17,500 sq. ft.       Wilmington, NC            2 Year Lease
         -     65,000 sq. ft.       Columbus, OH*             9 Month Lease
         -     35,000 sq. ft.       Cincinnati, OH            Owned (Subject to Mortgage)
         -     17,000 sq. ft.       Petoskey, MI*             9 Month Lease
         -     17,000 sq. ft.       Mt. Pleasant, MI*         7 Year Lease
         -     84,000 sq. ft.       Jackson, MI*              4 Year Lease (Renewal)
         -     25,500 sq. ft.       Madison Heights, MI*      3 Year Lease
         -     46,800 sq. ft.       Niles, MI*                9 Month Lease
         -     85,000 sq. ft.       Solon, OH                 3 Year Lease
         -     10,000 sq. ft.       Cleveland, OH*            1 Year Lease

         As of October 2, 1999, the Company began terminating most of its lease obligations or assigning leases to unrelated companies. Leases being terminated or assigned included Columbus, Petoskey, Mt. Pleasant, Jackson, Niles, Solon and Cleveland


COMPANY'S RETAIL FACILITIES:
----------------------------

         The Company maintains lease agreements with respect to four retail outlets and bookstore locations. The Company anticipates terminating or assigning these leases in the first calendar quarter of 2000.

COMPANY'S CORPORATE FACILITIES:
-------------------------------

         Additionally, the Company leases for its corporate offices approximately 17,400 square feet of space at 5131 Post Road, Dublin, Ohio. The lease is with an affiliate of Ronald E. Scherer, was acquired as part of the business combinations in 1996, and has a remaining term through October 31, 2005. Management is in the process of negotiating a sublease or termination of the lease for the corporate facilities.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         See Note 12 of the United Magazine Company consolidated financial statements as of October 2, 1999 included in Item 8 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

PRICE RANGE OF COMMON SHARES OF UNIMAG
--------------------------------------

         The common shares of UNIMAG were previously traded in a very limited local over-the-counter market, however, there is currently no established public trading market for this class of common equity, which is the only class of equity securities of the Company. The common shares of UNIMAG were not quoted in each of the four quarters of 1999, 1998 and 1997.

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

         In September 1998, the Company's Board of Directors authorized a one-time Employee Stock Reward Program. In December 1998, approximately 108,000 shares, valued at that time at $1.00 per share, were issued. The shares were awarded to employees in the first quarter of fiscal 1999. At October 2, 1999, these shares were considered to have no value.

         The foregoing should not be taken as an indication of the value of the shares or the price at which the Company's shares may be purchased or sold should a trading market develop in the future or should a holder desire to sell shares through other means.


SHAREHOLDERS
------------

         As of December 31, 1999, UNIMAG had 2,832 shareholders of record.


DIVIDENDS
---------

         There were no dividends declared or paid by UNIMAG during fiscal years 1999, 1998 or 1997. The Company does not anticipate declaring or paying a dividend in the foreseeable future. Also, in connection with a loan agreement closed in February of 1998, the Company is restricted in paying dividends without the consent of the lenders during the term of the loan.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The following selected historical financial data of UNIMAG should be read in conjunction with UNIMAG's consolidated financial statements and notes thereto (see Item 8).

UNIMAG Fiscal Year Ended
[in millions except earnings (loss) per
share]                                      1999 (1)         1998 (2)        1997 (3)          1996 (4)       1995 (5)
------------------------------------------- ---------------- --------------- ---------------- --------------- ----------------

Consolidated income statement
data:

   Net sales                                $276.6           $324.1          $298.3           $80.2           $24.6

   Income (loss) from                       N/A  (1)         $(91.7)         $(24.5)          $(6.4)          $1.9
   Continuing operations
   Before taxes and extra-
   Ordinary items

   Weighted average shares                  7.5              7.3             7.1              3.2             2.4
   Outstanding

   Earnings (loss) per share                N/A (1)          $(12.56)        $(3.47)          $(1.98)         $.78
   From continuing operations
   Before extra-ordinary items

Consolidated balance sheet data:
    Total assets                            $429             $244.8          $271.6           $251.4          $12.3

    Long-term debt obligations              $56.6            $59.5           $80.9            $64.4           $.1

(1) Includes all then-existing subsidiaries for a full year. Because the Company discontinued operations in September of 1999, loss from continuing operations data is not applicable ("N/A"). See Notes 2 and 13 in Item 8 for additional information.

(2) Includes Yankee for three (3) months, SKS for eight (8) months, Central and Penn for seven (7) months, and Wilmington, Triangle, Michiana, Stoll, Read-Mor, Scherer Affiliates and Klein for a full year. The loss from continuing operations includes a $70.0 million charge for impairment loss on goodwill.

(3) Includes Yankee, Wilmington, Triangle, Michiana, Stoll, Read-Mor, Scherer Affiliates and Klein for a full year.

(4) Includes Yankee for a full year, Readers Choice from September 29, 1995 through June 30, 1996, UNIMAG's investment in Wilmington from September 29, 1995 through December 30, 1995, Wilmington's operations from December 31, 1995 through September 28, 1996, Triangle's operations from December 31, 1995 through September 28, 1996, the operations of Michiana, Stoll, Read-Mor and Scherer Affiliates from July 28, 1996 through September 28, 1996 and Klein operations from September 14, 1996 through September 28, 1996.

(5) Includes Reader's Choice, an Ohio corporation, which was a subsidiary of the Company sold in July of 1996, from April 11, 1995 through September 30, 1995, UNIMAG's investment in Wilmington from April 5, 1995 through September 30, 1995, and other subsidiaries for a full year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS OF UNIMAG FOR THE YEARS ENDED OCTOBER 2, 1999, OCTOBER 3,
-------------------------------------------------------------------------------
1998, AND SEPTEMBER 27, 1997
----------------------------

INTRODUCTION
------------

The Company was a regional wholesaler of periodicals. It distributed its products to retail outlets such as supermarkets, discount variety stores, convenience stores, drug stores, and newsstands that offer mass market reading materials to consumers. The Company also maintained retail bookstores that sold its products and related products to consumers. The Company was a dominant regional periodical wholesaler in Ohio, Michigan, Indiana and western Pennsylvania, with an estimated market share of greater than fifty percent (50%) prior to September of 1999. The Company also provided similar services from its Wilmington, North Carolina location, selling to customers primarily in eastern North Carolina.


INDUSTRY BACKGROUND
-------------------

         The periodical wholesale distribution industry underwent significant consolidation during the past four years. Prior to this period of consolidation, wholesale periodical distributors historically operated in defined geographic territories where, through long-standing custom and usage, product availability was controlled by suppliers. Four years ago large retailers began to consolidate their vendor relationships with large wholesalers. These large retailers began to acquire periodicals for all of their retail locations from one or a few larger wholesalers rather than from separate wholesalers in each geographic area where a retail location was based. The large retailers also required wholesalers to undergo a bidding process offering substantial cash payments and/or increased discounts off cover price. Gross margins decreased significantly for the industry as more price competition occurred. A number of small and medium sized wholesalers addressed this evolution by affiliating or by consolidating their operations to reduce duplicative operating expenses in order to compete effectively for large retail accounts while providing the additional value-added services required by the retailers. Consequences of this evolution included a smaller number of wholesalers distributing within many more geographic locations, a loss of profits for the industry, larger wholesalers engaging in direct competition for retail business, and many wholesalers becoming unable to remain in business.

         Today, the approximate $4.3 billion wholesale periodical distribution industry in North America currently is comprised of less than 60 regional and local wholesalers. Management believes that these wholesalers account for approximately 95% of all magazines purchased by consumers in retail outlets such as newsstands, drug stores, convenience stores, discount variety stores and grocery stores. It is estimated that the four largest wholesaler groups in the country account for approximately 80% of magazine sales, and the ten largest account for approximately 90% of magazine sales.


INDUSTRY TRENDS
---------------

         Historically, the wholesale periodical distribution industry had not been characterized by significant competition. Because publishers and retailers had recognized the economic necessity of local distribution, they had supported the exclusive "franchise" territories that had evolved over time, minimizing competition from neighboring local or regional wholesalers. In 1995, however, these exclusive territories began to break down, leading to a more competitive environment as a result of the following trends:

         - Vendor Consolidation Efforts of Large Retailers. Many national retailers such as Wal-Mart consolidated the number of suppliers from which they purchased in an effort to streamline their purchasing process and obtain the economic benefits of the bidding process by wholesalers. This change in purchasing behavior was driven, among other reasons, by the retailers' demands for chain-wide or divisional billing to minimize their administrative costs, by standardization and increased service demands, and by the opportunity to enjoy a windfall of retail profitability.

         - Industry Consolidation. The industry underwent considerable consolidation for several reasons. Because wholesalers operated under the constraints of a price ceiling dictated by a periodical's cover price as established by the publishers, successful wholesalers were required to concentrate on cost cutting measures in order to remain competitive. Through mergers and through consolidations with competitors in neighboring regions, local wholesalers were able to achieve some cost savings and economies of scale in their distribution operations by consolidating distribution plants and eliminating redundant overhead.

         - Marketing Initiatives with Retailers. As "direct store delivery" vendors, periodical wholesalers were responsible for determining the most effective way to market their products in a particular retail location. Wholesalers' merchandising decisions typically relied upon information derived from knowledge of buying habits of consumers, distribution and return records by title and issue of each magazine, and other related information for each retail location. This historical information was kept in a database, known as "Order & Regulation Records", which was owned and maintained by the wholesaler. It enabled the wholesaler to electronically monitor and evaluate the historic distribution information for greater efficiency and profit.

         - Technology Initiatives with Retailers. In addition to maintaining Order & Regulation Records, wholesalers, including the Company, used other tools, including Electronic Data Interchange and Efficient Consumer Response, to work with retailers to increase the sales and the profitability of periodicals.

         - Process Automation. The periodical distribution process involved a significant amount of labor for activities such as sorting, scanning, loading and unloading trucks and shredding returned periodicals. Consistent with such a business model, labor costs represented one of the largest operating expenses of most wholesalers. In an effort to reduce overhead expenses, wholesalers increasingly sought to automate the handling of the magazines they distributed through the acquisition and development of more sophisticated and integrated machinery and equipment.


MARGIN RECOVERY EFFORTS
-----------------------

         The loss of margin sustained by wholesalers, starting in 1996, caused wholesalers to have poor operating results and, as a consequence, a weakened balance sheet. During 1998 some national distributors and publishers developed plans to provide additional margin recovery for wholesalers. Several of these plans were implemented in the third fiscal quarter of 1998; however, not all wholesalers received the same plans. UNIMAG did not receive the same benefits as other wholesalers, and, therefore, was unable to restore gross margin to historical franchise profitability levels.

FINANCING ARRANGEMENTS
----------------------

         Each of the Acquisition Agreements with Stoll, Michiana, Klein and the Scherer Affiliates contemplated that stock or assets of the various Acquisition Parties would be contributed to the Company in exchange for Common Stock of the Company, valued at $15.00 per share, and for Senior and Subordinated Debentures. In addition, the Company issued a $4,500,000 Subordinated Debenture, the KDR Debenture, and made a cash payment of $500,000 in exchange for a $5,000,000 note owed to KDR Limited, an Ohio limited liability company ("KDR") whose owners include R. David Thomas, then a principal shareholder of the Company, and R. L. Richards, a former director of the Company. KDR also received warrants to purchase 187,657 shares of Common Stock of the Company at $12.00 per share in connection with the exchange. These warrants were subsequently distributed to KDR's members. R. David Thomas also purchased an additional 33,333 shares of Common Stock of the Company at a price of $15.00 per share. The Company also issued $242,211 of Senior Debentures and $94,594 of Subordinated Debentures in connection with the acquisition of Read-Mor.

         The Senior Debentures are designated as "8% Senior Debentures Due 2002", mature on January 1, 2002, and bear interest at the rate of 8% per annum from July 1, 1996, provided, however, that Senior Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest on August 24, 1996. Interest is scheduled to be paid quarterly on January 1, April 1, July 1 and October 1. Principal on the Senior Debentures was to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1997; however, the parties to the Debenture Agreements agreed to accrue the required payments until the date of final closing and subordinate a portion of the payments in connection with debt refinancing described below by the Company. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest in a note due over a fifteen-month period. Since December 31, 1997, all new Senior Debenture interest has been accrued, and a portion of the related note for interest remains unpaid.

         The Subordinated Debentures are designated as "10% Subordinated Debentures Due 2004," mature on January 1, 2004 and bear interest at the rate of 10% per annum from July 1, 1996, provided, however, that Subordinated Debentures issued pursuant to the Klein Exchange Agreement began to accrue interest from August 24, 1996. Interest is scheduled to be paid quarterly on January 1, April 1, July 1 and October 1. Principal on the Subordinated Debentures is to be paid quarterly on each interest payment date in accordance with the schedule and priority set forth in the Debenture Agreement, commencing on April 1, 1999; however, the parties to the Debenture Agreements agreed to modify the timing of the required payments and subordinate a portion of the payments in connection with the debt refinancing described below. The debenture holders subsequently agreed in February of 1998 to accept Company stock for 2/3 of the accrued interest due at December 31, 1997, and to receive the balance of the accrued interest in a note due over a fifteen-month period. Since December 31, 1997, all new Subordinated Debenture interest has been accrued, and a portion of the related note for interest remains unpaid.

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

         The Company is in default of its loan covenants to its Secured Bank Lenders. Accordingly, its Secured Bank Lenders have exercised various remedies under the Uniform Commercial Code to cause the Company's assets to be collected or sold. The proceeds thereof are being applied against the indebtedness owned to the Secured Bank Lenders, although the Secured Bank Lenders continue to advance funds to the Company necessary to pay the Company's current liquidation expenses.

         The Company has $1.2 million in loans outstanding to related parties related to accrued interest on debentures that were converted to notes and $1.1 million loaned to UNIMAG from an entity owned by two shareholders. These interest notes ($1.2 million) were due in 1999 while the $1.1 million is due in 2000. Interest accrues at 6.0% on the $1.1 million note.

         The Company's debt obligations under the credit agreement are collateralized by substantially all of the Company's assets. Additionally, certain assets held in escrow, of which $2.7 million was funded by a related entity, serve as collateral for such obligations (see Note 12 of the United Magazine Company Consolidated Financial Statements as of October 2, 1999 included in Item 8 of this report).


REVIEW OF OPERATIONS
--------------------

         In September of 1999, several major national distributors/publishers tightened credit causing interruptions of product. This irreparably harmed UNIMAG and was the final causative factor leading to UNIMAG's inability to continue its business. As a consequence, the Company was unable to continue supplying product to its customers and had to cease wholesale business operations. The Company then agreed to convey to two other companies certain customer agreements, records, and customer display fixtures located on the business premises of the Company's customers. On September 18 and September 20, 1999, UNIMAG entered into agreements with The Anderson Group and The News Group, respectively. The Anderson Group received records relating to customers in southern Ohio, southern and central Indiana, Kentucky, West Virginia and Tennessee. The News Group received customer records relating to customers in northern Ohio, Pennsylvania, northern Indiana and Michigan.

         Prior to September of 1999, operations were conducted by the Company similar to operations in fiscal 1998 except for periodic product shortages due to tightened credit in 1999. When the Company was no longer able to continue supplying customers with product, the Company closed several locations and terminated employees at those locations. In connection with the discontinuance of operations, the Company wrote off all remaining goodwill and other intangibles. The Company also wrote off approximately $4.3 million of unamortized customer signing bonuses against revenue and approximately $5.0 million in display fixtures located in customers' stores against selling, general and administrative expense. In addition, the Company`s reserve for future returns was eliminated due to industry practices. The elimination of this reserve increased revenue by $25.4 million and gross profit by $5.7 million during the fourth fiscal quarter.

         During 1999 the Company sold or closed all but four of its retail locations. In September of 1999, following the discontinuance of its wholesale operations, the Secured Bank Lenders of the Company sold operating assets in Michigan and Indiana to The News Group and sold certain vehicles to the Anderson Group. The Company also surrendered its newspaper operations in Ohio to Secured Bank Lenders. The Secured Bank Lenders subsequently exercised their rights against UNIMAG's newspaper operations collateral and sold such collateral to George R. Klein, a director of UNIMAG, in an arms-length transaction. A loss of $1.4 million was recorded in connection with these asset dispositions.

         Subsequent to year-end the Company determined that its October 2, 1999 net realizable values for inventory and for the remaining fixed assets were lower than net book value. Reductions of $2.2 million for inventory values and $1.7 million for fixed assets were charged to the 1999 results as an other expense.

         For 1999, after revenue addbacks of $46.2 million for changes in return reserves and after decreases of $4.3 million for customer signing bonuses, revenues were $276.6 million, a decline of $47.5 million, or 14.7%, from 1998. This decline was caused by shortages of product allocated to the Company for resale to its customers and by termination of operations near the end of September of 1999.

         Gross profit margins of 21.1% were an improvement over 1998's 19.9%; however gross profit declined by $6.1 million due to the reduced revenue base. The improvement in the gross margin per cent was caused in part by some margin recovery starting in the third fiscal quarter of 1998. The gross margin per cent was 22.7% before the fourth quarter adjustment of $4.3 million for additional writeoff of signing bonuses.

         Selling, general and administrative expenses, as a percentage of revenue, increased to 28.2% in 1999 versus 23.1% in 1998. The per cent increase was attributable primarily to the lower revenue base. The write off of approximately $5.0 million of display fixtures also affected the increase of $3.1 million in 1999 over 1998.

         Depreciation and amortization, as a per cent of revenue, remained relatively constant in 1999 versus 1998. The actual reduction of $1.6 million was due primarily to reduced depreciation on older assets and the lack of new asset additions in 1999 by the Company.

         During 1999 the Company wrote off all remaining goodwill and remaining intangibles in connection with the results of operations and with the discontinuance of operations in September of 1999. The charge of $103.0 million for impairment of goodwill was $33.0 million more than the 1998 charge of $70.0 million.

                  During 1999, interest expense, net of interest income, increased by $.4 million. While debt levels declined, rates for bank loans increased because the Company could not use LIBOR and because default interest rates were in effect. Cash paid for interest was $4.7 million in 1999 versus $3.4 million in 1998, reflecting a full year of bank interest in 1999 versus eight months in 1998 and higher rates of interest. Included in the non-cash interest was $.6 million in 1999 and 1998 for the accretion of shares subject to put agreements. In addition, during fiscal 1999 and 1998, the majority of the interest on the debentures was deferred by the debenture holders.

         The loss from operations in 1999, excluding the charge to goodwill of $103.0 million, was $(42.9) million (15.5%) versus $(21.7) million (6.7%) in
1998 after exclusion of the 1998 charge to goodwill of $70.0 million. The $3.9 million writedown of fixed assets and inventory to net realizable value in 1999 was charged to other expense.

         The results of operations for 1998 are somewhat comparable to results from 1997. During 1998 the Company sold the operations of Yankee in January of 1998, acquired the operations of SKS in February of 1998, and acquired the operations of Penn and Central in March of 1998. From March of 1998 through September of 1999, the Company operated with a comparable mix of operations. During 1997, UNIMAG reported results of operations for the entire twelve months for all locations except those acquired in 1998.

         During 1998 the revenue from operations for the Company was $324.1 million, a $25.8 million (8.6%) increase over 1997. The increase was attributable to a combination of factors including new business acquired, net of the disposition of the Yankee business, industry growth, and changes in the mix and volume of customers.

         The cost of goods sold, as a percentage of net sales, increased from 78.3% in 1997 to 80.1% in 1998. The increase in 1998 over 1997 was caused by the change in the mix and the volume of business between Yankee, SKS, Penn and Central and by higher sales increases in the lower margin customers. The Company had historically estimated its gross margin during interim financial reporting periods. With the changes within the periodical wholesale distribution industry, the calculation of gross margin had become more complex. During 1998, the Company underwent a comprehensive review of its estimating process and implemented changes for fiscal 1999. As a result of these gross margin changes, the Company restated its quarterly financial information for the first three fiscal quarters of 1998.

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

         During 1998 depreciation and amortization increased by approximately $1.0 million. This was primarily attributable to the additional amortization of goodwill and the additional depreciation of fixed assets from the acquisition of the SKS net assets and the Penn and Central net assets. As a percent of revenue, the 1998 and 1997 depreciation and amortization remained relatively unchanged.

         During 1998 the Company determined that the 1998 operating losses and future cash flow projections caused an impairment in the goodwill. The Company wrote down goodwill by $70 million in 1998.

         The loss from operations in 1998, excluding the charge to goodwill of $70 million, was $4.0 million more than in 1997 (-6.4% versus -5.6%), with the improvement in selling, general and administrative being offset by the decline in gross margin.

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

         Cash paid for interest was $3.4 million in 1998 versus $2.2 million in 1997. Included in the non-cash interest was $.6 million in 1998 and 1997 for the accretion of shares subject to put agreements. In addition, during 1998, the majority of the interest on the debentures was deferred by the debenture holders.

         Because of the historical losses for the years, any tax benefit has been fully reserved for 1999, 1998 and 1997. The Company has a net operating loss ("NOL") carryforward of approximately $84.3 million at October 2, 1999. Of this NOL, approximately $26.3 million has annual limits due to the change of control related to the shares issued at closing in February of 1998. The Company has not recognized any benefits from the NOL through 1999.


LIQUIDITY
---------

         Historically, the Company measured its liquidity primarily in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). However, EBITDA should not be considered as an alternative to net income or as an indicator of cash flows generated by operating, investing or financing activities.

         EBITDA for 1999 was $(19.6) million, or (7.1%) of sales, versus $(10.4) million, or (3.2%) of sales in 1998. During 1999 the Company did not achieve anticipated gross margins due to revenue shortfalls from lack of product and did not reduce selling, general and administrative expenses in conjunction with revenue declines.

         EBITDA for 1998 was $(10.4) million, or (3.2%) of sales, versus $(7.4) million, or (2.5%) of sales in 1997. During 1998 the Company did not achieve all of its anticipated savings from facility consolidations and was unable to reduce selling, general and administrative expenses to planned levels.

         At October 2, 1999, the Company had current liabilities of $170.0 million and current assets of $40.0 million for a working capital deficit of $130.0 million. Of this $130.0 million, $30.5 million is due to classifying bank debt as current due to debt covenant violations.

         At October 3, 1998, the Company had current liabilities of $222.0 million and current assets of $115.8 million for a working capital deficit of $106.2 million. Of this $106.2 million, $35.3 million is due to classifying bank debt as current due to debt covenant violations.


CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

         During 1999 the Company gained $3.3 million in cash from operations, an increase in operating cash flow of $12.6 million from 1998. This increase was caused primarily by a $72.4 million reduction in accounts receivable and inventory, a $34.3 million decrease in accounts payable and accrued liabilities, a $19.6 million loss from operations and a $10.3 million reduction in the reserve for gross profit. All of these were affected by the discontinuance of operations in September of 1999.

         During 1998, the Company used $9.3 million in cash for operations, a decrease in operating cash flow of $13.8 million from 1997. This decrease was caused by additional cash flow operating losses that were financed through increases in negative working capital, primarily publisher payables.

         During 1997, the Company generated $4.5 million in cash from operations. The increase was due primarily to increases of $49.4 million in accounts payable offset by $19.0 million in increases in trade accounts receivable and inventories and by a net loss of $24.5 million.


CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

         In 1999, investing activities gained $2.0 million of cash. Additions to property and equipment were $1.0 million, and $3.0 million was generated by the sale of assets.

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


CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

         During 1999, the Company reduced debt by $10.3 million with reductions coming from payments against bank lines, from the sale of retail and wholesale assets, and from the transfer of term debt to an affiliate in connection with reductions in accounts receivable..

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

CAPITAL RESOURCES
-----------------

         Through its acquisitions, the Company inherited banking relationships with several banks. In February of 1998, the Company consolidated its borrowing and increased its borrowing capacity through a debt instrument with Key Corporate Capital, Inc. and The Chase Manhattan Bank.

         At October 2, 1999, the Company's secured bank debt was being reduced as Secured Bank Lenders sold Company assets and collected accounts receivable.


OPERATIONAL MEASURES
--------------------

         In September of 1999, the Company closed several locations and terminated employees at those locations. On October 20, 1999 WARN notices were sent to all remaining employees. By December 31, 1999, the Company had 41 retail and 35 other employees remaining in the wind down of the Company's activities.

         In September of 1999, the Secured Bank Lenders sold Company operating assets in Michigan and Indiana to The News Group and sold certain vehicles to The Anderson Group. The Company also surrendered its newspaper operations in Ohio to Secured Bank Lenders for their sale to George R. Klein, a director.

         The Company also is in the process of terminating most of its lease obligations or assigning leases to unrelated companies.


COMMITMENTS AND CONTINGENCIES
-----------------------------

         The Company, as plaintiff, has commenced various lawsuits and also has been named as a defendant in various litigation matters. (See Note 12 to the Consolidated Financial Statements.)

YEAR 2000 ISSUES
----------------

         The risks to the Company if Y2K issues develop are minimal because the Company has discontinued operations. The Company currently does not have a specific contingency plan to address any remaining Y2K issues.

         The Company does have internal MIS personnel available to address any issues that may develop, and they would begin their reprogramming efforts immediately if a significant Y2K issue were to occur.


INFLATION
---------

         The Company believes that the effect of inflation, if any, on the results of operations and financial condition has been minor. Since the Company is discontinuing operations, inflation will not affect the future results of operations and financial condition.


SEASONALITY
-----------

         The sale of magazines, books, and newspapers is subject to minimal seasonality.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY
-------------------------------------------------------------------------
STATEMENT
---------

         This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding UNIMAG's future results and performance and include, without limitation, the following: statements concerning the Company's discontinuance of operations: statements concerning the Company's outlook for 2000; the Company's plans for future changes in properties; the Company's future operational plans; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown uncertainties that could cause the actual results, performances, and/or achievements of the Company to differ materially from any future results, performances, or achievements, expressed or implied by the forward-looking statements, and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: the continued collection of trade accounts receivable and the liquidation of operating assets; changes in the status of current and future litigation as both plaintiff and defendant; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release any revisions to these forward looking statements for events occurring after the date hereof or reflect any other unanticipated events.


                                      Remainder of page intentionally left blank

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------




                             UNITED MAGAZINE COMPANY
                           ==========================


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                   AS OF OCTOBER 2, 1999 AND OCTOBER 03, 1998
                   ------------------------------------------

                             UNITED MAGAZINE COMPANY
                               INSERT TO FORM 10-K


             The following financial statements meet the requirements of Regulation S-X, except that the accountants' reports on the audit of the financial statements required under Rule 2-02 and Article 3 of Regulation S-X are not reasonably available to UNIMAG. Arthur Andersen, LLP cannot provide its reports based on the fact that UNIMAG owes Arthur Andersen, LLP, a remaining balance totaling $1.5 million in audit, tax and consulting fees incurred by UNIMAG since August of 1998. UNIMAG is presently unable to pay in full the indebtedness owed to Arthur Andersen, LLP.

             Under Exchange Act Rule 12b-21, the information required in the accountants' reports may be omitted because the obtaining thereof would involve unreasonable effort and expense.

             UNIMAG believes that any accountants' reports on the financial statements for the fiscal year ended October 2, 1999 would contain a going concern qualification, inasmuch as the Company presently is not a going concern. The accountant's reports issued by Arthur Andersen, LLP on the financial statements for the fiscal year ended September 27, 1997 did contain a going concern qualification.

                             UNITED MAGAZINE COMPANY
                             -----------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    AS OF OCTOBER 2, 1999 AND OCTOBER 3, 1998
                    -----------------------------------------
                                  (in millions)


                                    ASSETS                                                 1999           1998
                                    ------
                                                                                         ---------      ----------


CURRENT ASSETS:
   Cash                                                                                     $ 0.0         $  5.0
   Trade accounts receivable, net of allowance for doubtful accounts of
     $5.9 million in 1999 and $6.6 million in 1998                                           32.1           66.6
   Inventories                                                                                2.3           40.2
   Prepaids, fixed assets held for sale in 1999, and other                                    5.6            4.0
                                                                                         ---------      ----------
              Total current assets                                                           40.0          115.8
                                                                                         ---------      ----------

PROPERTY AND EQUIPMENT, at cost:
   Land                                                                                       0.0             .2
   Building and improvements                                                                  0.0            1.3
   Furniture and equipment                                                                    0.0            8.5
   Vehicles                                                                                   0.0            3.7
   Leasehold improvements                                                                     0.0            1.6
                                                                                         ---------      ----------
                                                                                              0.0           15.3
   Less - accumulated depreciation and amortization                                          (0.0)          (5.9)
                                                                                         ---------      ----------

              Total property and equipment, net                                               0.0            9.4
                                                                                         ---------      ----------

OTHER ASSETS:
   Costs in excess of net assets acquired, net of accumulated
     amortization of $0.0 million in 1999 and $9.6 million in 1998                            0.0          103.4
   Prepaid signing bonuses                                                                    0.0            3.4
   Other assets, net                                                                          2.9           12.8
                                                                                         ---------      ----------
              Total other assets                                                              2.9          119.6
                                                                                         ---------      ----------

              Total assets                                                                  $42.9         $244.8
                                                                                         =========      ==========





(Continued on next page)

                             UNITED MAGAZINE COMPANY
                             -----------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    AS OF OCTOBER 2, 1999 AND OCTOBER 3, 1998
                    -----------------------------------------
                                  (in millions)


                LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)                              1999           1998
                ----------------------------------------------                           ---------      ----------

CURRENT LIABILITIES:
   Current portion of debt obligations                                                   $   34.8       $   42.2
   Accounts payable                                                                         122.8          157.5
   Accrued expenses                                                                          12.4           12.0
   Reserve for gross profit on sales returns                                                  0.0           10.3
                                                                                         ---------      ----------
              Total current liabilities                                                     170.0          222.0

LONG-TERM DEBT OBLIGATIONS                                                                    2.0            4.9

DEBENTURES HELD BY SHAREHOLDERS:
   - Senior                                                                                  33.2           33.2
   - Subordinated                                                                            21.4           21.4

BENEFIT PLAN OBLIGATIONS                                                                      4.3            4.2

OTHER LONG-TERM LIABILITIES                                                                   1.8            3.7
                                                                                         ---------      ----------
              Total liabilities                                                             232.7          289.4
                                                                                         ---------      ----------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT AGREEMENTS, .45 million
   shares in 1999 and 1998                                                                    5.8            5.2
                                                                                         ---------      ----------

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, no par value, 53.3 million shares authorized, 9.3 and
     9.2 million issued, 7.5 and 7.4 outstanding (including shares subject
     to Put Agreements), in 1999 and 1998, respectively                                         -              -
   Paid-in capital                                                                          117.7          117.6
   Treasury stock, at cost                                                                   (4.0)          (4.0)
   Minimum pension liability adjustment                                                       (.2)           (.2)

   Retained deficit                                                                        (309.1)        (163.2)
                                                                                         ---------      ----------
              Total shareholders' equity (deficit)                                         (195.6)         (49.8)
                                                                                         ---------      ----------

              Total liabilities and shareholders' equity                                    $42.9         $244.8
                                                                                         =========      ==========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             UNITED MAGAZINE COMPANY
                             -----------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

  FOR THE YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 19976
  ----------------------------------------------------------------------------
                     (in millions except for loss per share)



                                                                             1999            1998           1997
                                                                           ---------       ---------      ----------

NET SALES                                                                    $276.6          $324.1         $298.3

COST OF SALES                                                                (218.1)         (259.5)        (233.5)
                                                                           ---------       ---------      ----------

              Gross profit                                                     58.5            64.6           64.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  (78.1)          (75.0)         (72.2)

DEPRECIATION AND AMORTIZATION                                                  (8.6)          (10.2)          (9.2)

IMPAIRMENT LOSS ON GOODWILL                                                  (103.0)          (70.0)           -
                                                                           ---------       ---------      ----------

              Loss from operations                                           (131.2)          (90.6)         (16.6)
                                                                           ---------       ---------      ----------

OTHER INCOME (EXPENSES), net:
   Interest expense                                                            (9.5)           (9.6)          (8.2)
   Interest income                                                              0.1             0.6            0.2
   Gain (loss) on sale of assets in 1999 and Yankee in 1998                    (1.4)            7.8            -
   Other, net, including asset writedown in 1999                               (3.9)             .1             .1
                                                                           ---------       ---------      ----------

              Total other income (expenses), net                              (14.7)           (1.1)          (7.9)
                                                                           ---------       ---------      ----------

              Loss before taxes                                              (145.9)          (91.7)         (24.5)

TAX PROVISION                                                                   -               -              -
                                                                           ---------       ---------      ----------

              Net loss                                                      $(145.9)        $ (91.7)      $  (24.5)
                                                                           =========       =========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                             7.5             7.3            7.1
                                                                           =========       =========      ==========

LOSS PER SHARE (Basic and Diluted)                                          $(19.45)        $(12.56)        $(3.47)
                                                                           =========       =========      ==========





                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------

   FOR THE YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
   ---------------------------------------------------------------------------
                                  (in millions)



                                                                            Obligation               Minimum
                                           Number of                         to Issue                Pension
                                            Shares     Treasury  Paid-in      Common     Treasury   Liability   Retained
                                          Outstanding   Shares   Capital      Stock       Stock     Adjustment   Deficit     Total
                                          -----------  --------  -------    ----------   --------   ----------  --------    -------

BALANCE, September 28, 1996                    2.2        1.6     $ 43.1      $ 65.2           -      ($  .1)    $(47.0)     $ 61.2

   Issuance of warrants                          -          -         .1           -           -           -          -          .1
   Issuance of shares                            -          -         .4           -           -           -          -          .4
   Redemption of putable shares                  -          -         .1           -      $  (.1)          -          -           -
   Minimum pension liability adjustment
                                                 -          -          -           -           -          .1          -          .1
   Net loss                                      -          -          -           -           -           -      (24.5)      (24.5)
                                            ------     ------     ------      ------      ------      ------     ------      ------

BALANCE, September 27, 1997                    2.2        1.6       43.7        65.2         (.1)          -      (71.5)       37.3

   Issuance of shares                          4.9          -       73.6       (65.2)          -           -          -         8.4
   Redemption of shares:
     Puts                                        -          -         .3           -         (.3)          -          -           -
     Other                                     (.2)        .2          -           -        (3.6)          -          -        (3.6)
   Minimum pension liability adjustment
                                                 -          -          -           -           -         (.2)         -         (.2)
   Net loss                                      -          -          -           -           -           -      (91.7)      (91.7)
                                            ------     ------     ------      ------      ------      ------     ------      ------

BALANCE, October 3, 1998                       6.9        1.8     $117.6           -      $ (4.0)     $  (.2)    $(163.2)    $(49.8)

                                                                         Obligation               Minimum
                                          Number of                       to Issue                Pension
                                            Shares    Treasury  Paid-in    Common    Treasury    Liability     Retained
                                         Outstanding   Shares   Capital    Stock      Stock      Adjustment     Deficit     Total
                                         -----------  --------  -------  ----------  --------    ----------    ---------   -------


BALANCE, October 3, 1998                      6.9        1.8     $117.6         -     $ (4.0)      $  (.2)     $(163.2)    $(49.8)

   Issuance of shares                          .1          -         .1         -          -            -           -          .1
   Redemption of shares:
     Puts                                       -          -          -         -          -            -           -           -

     Other                                      -          -          -         -          -            -           -           -

   Minimum pension liability adjustment         -          -          -         -          -            -           -           -
   Net loss                                     -          -          -         -          -            -      (145.9)     (145.9)
                                           ------     ------     ------    ------     ------       ------      ------      ------

BALANCE, October 2, 1999                      7.0        1.8     $117.7     $   -     $ (4.0)      $  (.2)     $(309.1)    $(195.6)
                                           ======     ======     ======    ======     ======       ======      ======      ======




                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             UNITED MAGAZINE COMPANY
                             -----------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

  FOR THE YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998, AND SEPTEMBER 27, 1997
  ----------------------------------------------------------------------------

                           INCREASE (DECREASE) IN CASH
                           ---------------------------
                                  (in millions)


                                                                           1999           1998           1997
                                                                         ---------      ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(145.9)       $(91.7)       $(24.5)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities -
     Loss on investment in Wilmington                                          -              -             -
     Gain on sale of Yankee                                                  1.4           (7.8)            -
     Consulting fee paid with common stock                                     -              -            .5
     Accretion of interest on common stock subject to put
       agreements                                                             .6             .6            .6
     Depreciation and amortization                                           8.6           10.2           9.2
     Impairment loss on goodwill                                           103.0           70.0             -
   Changes in certain assets and liabilities, net of the effect of acquisitions and dispositions in 1996 and 1998-
     (Increase) decrease in certain assets:
       Trade accounts receivable                                            34.5          (17.1)        (14.2)
       Inventories                                                          37.9            5.8          (4.8)
       Prepaids and other                                                     .8           (2.7)          (.4)
       Other assets                                                          5.4           (4.1)        (10.0)
       Prepaid signing bonuses                                               3.4            1.2           2.0
     Increase (decrease) in certain liabilities:
       Accounts payable                                                    (34.7)          33.8          43.0
       Accrued expenses                                                       .4           (2.5)          6.4
       Reserve for gross profit on sales returns                           (10.3)          (2.3)         (2.1)
       Other liabilities                                                    (1.9)          (2.4)          (.7)
       Benefit plan obligation                                                .1            (.3)          (.5)
                                                                          ------         ------        ------
              Net cash provided by (used in) operating activities            3.3           (9.3)          4.5
                                                                          ------         ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                      (1.0)          (1.5)          (.7)
   Proceeds from sale of assets                                              3.0             .1           1.2
   Cash used for acquisitions, net of cash acquired                            -           (2.3)         (2.1)
                                                                          ------         ------        ------
              Net cash provided by (used in) investing activities            2.0           (3.7)         (1.6)
                                                                          ------         ------        ------



(Continued on next page)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

   FOR THE YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
   ---------------------------------------------------------------------------

                           INCREASE (DECREASE) IN CASH
                           ---------------------------
                                  (in millions)


                                                                          1998         1997           1996
                                                                        --------     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under debt obligations                                     $   -         $42.0         $ 3.4
   Payments on debt obligations                                          (10.3)        (26.4)         (6.7)
   Redemption of putable shares of common stock                              -           (.3)          (.1)
   Issuance of common stock                                                  -            .6             -
                                                                         -----         -----         -----
              Net cash provided by (used in) financing activities        (10.3)         15.9          (3.4)
                                                                         -----         -----         -----


NET INCREASE (DECREASE) IN CASH                                           (5.0)          2.9           (.5)

CASH, beginning of year                                                    5.0           2.1           2.6
                                                                         -----         -----         -----

CASH, end of year                                                        $ 0.0         $ 5.0         $ 2.1
                                                                         =====         =====         =====

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

   Cash paid during the year for interest                                $ 4.7         $ 3.4         $ 2.2
   Cash paid during the year for taxes                                   $  .3         $  .3         $   -

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

1999
----

During the first fiscal quarter of 1999, the Company contributed 108,551 shares of common stock to employees, with 108,230 shares being contributed directly to the 401-K plan and 321 shares being contributed directly to employees. In June of 1999, the Company sold eight retail stores of the Company; proceeds included a $.8 million reduction of term debt. During 1999 the Company exchanged $1.1 million of receivables for assumption of $1.0 million of term debt plus interest.

1998
----

The Company acquired two companies and disposed of its Connecticut subsidiary. The Company converted accrued debenture interest of $7.4 million to debt and equity. The Company took-back shares and debentures as consideration for related party notes and advances of $3.7 million. During 1999 the Company reduced accounts receivable from an affiliate by $1.1 million in return for the assumption of Company term debt.

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

                             UNITED MAGAZINE COMPANY
                             -----------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                    AS OF OCTOBER 2, 1999 AND OCTOBER 2, 1998
                    -----------------------------------------



(1)    ORGANIZATION
       ------------

       United Magazine Company ("UNIMAG" or the "Company") is an Ohio corporation, which was incorporated on April 8, 1964 under the name Citizens Holding Company. UNIMAG, both directly and through its subsidiary corporations, prior to September of 1999, was engaged in the wholesale distribution of magazines, books and other periodicals, and operated some retail bookstores. UNIMAG also has two inactive subsidiaries.

       Business of UNIMAG
       ------------------

       UNIMAG operated wholesale operations primarily in the northern midwest (Ohio, Michigan, Indiana and Western Pennsylvania), Connecticut and North Carolina. From various distribution facilities UNIMAG distributed approximately 3,500 different titles of magazines to its customers on a weekly basis. UNIMAG also distributed books and various other sundry items. In addition to the wholesaling business, UNIMAG had twenty-three retail bookstores in the beginning of 1999. During 1999, nineteen were sold or closed, and four were kept open to assist in the sale of inventory after year-end.

(2)    DISCONTINUED OPERATIONS PLANS
       -----------------------------

       In September of 1999, the Company ceased wholesale business operations and agreed to convey to two other companies certain customer agreements, records, and customer display fixtures located on the business premises of the Company's customers. The Company has closed substantially all of its wholesale and retail facilities. The Company's Secured Bank Lenders are in the process of selling the Company's assets and collecting its accounts receivable. Proceeds are being used to pay off secured bank debt and to fund current liquidation expenses.

       In conjunction with the wind down of its business affairs, the Company is evaluating the legal remedies available to it for the damages it has sustained and intends to vigorously pursue all such remedies.

       In connection with the discontinuance of operations in September of 1999, the Company increased revenue by $25.4 million and gross margin by $5.7 million for elimination of return reserves. The Company decreased both revenue and gross margin by $4.3 million for a write off of remaining unamortized signing bonuses. Selling, general and administrative expenses were increased by $5.0 million for the additional write off of display fixtures located on customers premises. A $103.0 million charge for impairment of remaining goodwill also was made in connection with the discontinuance of operations. Other expense was increased by $3.9 million to reflect a $2.2 million writedown of inventory and a $1.7 million writedown of fixed assets to net realizable values in sales by Secured Bank Lenders after October 2, 1999. All of these charges were made in the fourth fiscal quarter and are reflected in Note 13.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       (a) FISCAL YEAR - UNIMAG follows the practice of a 52/53 week fiscal year, which ends on the Saturday nearest to September 30.

       (b) PRINCIPLES OF CONSOLIDATION - All intercompany balances and transactions have been eliminated in the consolidated financial statements.

       (c) ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as allowance for doubtful accounts and the reserve for gross profit on sales returns, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from their estimates. At October 2, 1999, the Company has estimated the net realizable value for inventory and for fixed assets to be sold in the process of reducing bank debt.

       (d) INVENTORIES - Inventories were valued at the lower of cost or market as determined by the first-in, first-out (FIFO) cost method for 1998. At October 2, 1999, an estimate was made of net realizable value for all inventory held by the Company.

       (e) PROPERTY AND EQUIPMENT - Prior to October 2, 1999, property and equipment was stated at cost or acquired cost (fair value) after acquisition. At October 2,1999, the remaining fixed assets held for sale to repay bank loans were written down to a net realizable value and reclassified to other current assets. Depreciation was provided on the straight-line method over the estimated useful lives of the related assets as follows:

                                                       Years
                                                      --------

                   Building                             31
                   Building improvements                10
                   Furniture and equipment              5-7
                   Vehicles                             3-5

             Leasehold improvements were being amortized on a straight-line basis over the life of the lease. The value of improvements for leases terminated or assigned was written off at October 2, 1999.

             The cost and accumulated depreciation and amortization applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss on disposition is recognized in income. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other maintenance and repair costs are expensed as incurred.

       (f) PREPAID SIGNING BONUSES - The Company had entered into exclusive supply contracts with many of their large chain customers. As part of such contracts, UNIMAG paid the customer an up-front payment (signing bonus) for obtaining a multi-year contract. These payments were being amortized straight-line against revenue over the life of the contract. At October 2, 1999, the remaining net balance of $4.3 million was charged against revenue.

       (g) EXCESS OF COST OVER NET ASSETS ACQUIRED - Excess of cost over net assets acquired (goodwill) consists of the excess of the cost to acquire an entity over the estimated fair market value of the net assets acquired. Goodwill was amortized on a straight-line basis over 40 years. In both 1999 and 1998, the Company evaluated whether events and circumstances had occurred that indicated the remaining estimated useful life of goodwill warranted revision or that the remaining balance of goodwill was not recoverable based upon cash flow projections. The Company determined based on such cash flow projections that there was an impairment of goodwill in both 1999 and 1998. The result of such projections on a discounted basis supported an impairment loss on goodwill in the amount of $70 million at October 3, 1998 and a further impairment loss of the remaining goodwill in the amount of $103.0 million at October 2, 1999.

       (h) REVENUE RECOGNITION - Revenues and cost of sales from the sale of periodical inventories are recognized upon shipment to the customers. However, due to the significant volume of merchandise returns that are typical in the periodical industry, the Company had recorded a reserve for gross profit on sales returned in the accompanying consolidated financial statements. This reserve is based on the gross profit margin on merchandise sold in the current period that is estimated to be returned by the customers in the subsequent period. The Company receives credit for the cost of such returns from the publisher. At October 2, 1999, all returns were being processed by successor suppliers to customers in accordance with normal industry treatment of returns. The remaining reserves for gross profit were reclassified to $25.4 million of revenue, $19.7 million of cost of goods sold and $5.7 million of gross profit.

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

       (l) WEIGHTED AVERAGE SHARES OUTSTANDING - The weighted average number of shares outstanding for earnings per share purposes is calculated using common shares outstanding, shares earned but not issued under a consulting agreement, shares obligated to be issued as well as common shares subject to put agreements. The shares obligated to be issued in 1998 for acquisitions were included in the 1997 weighted average shares. Warrants that are anti-dilutive have been excluded.

       (m) CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The majority of the Company's revenues were derived from chain and independent grocery stores through the territories discussed in Note 1. No one chain represented a significant portion of the Company's revenue.

       (n) RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation.

(4)    ACQUISITIONS AND DISPOSITIONS
       -----------------------------

       During 1998, the Company made two acquisitions of certain assets and liabilities. The consideration for these acquisitions was cash of $2.4 million. These acquisitions were not considered significant for financial reporting purposes. In January of 1998, the Company entered into an agreement to sell certain operating assets and liabilities of Yankee (a subsidiary) to a third party for approximately $8.3 million. Consideration was in the form of cash ($2.7 million), notes ($2.5 million) and UNIMAG stock held by the buyer ($3.1 million). The purchase price provided for adjustments based upon the closing balance sheet of Yankee as of the transaction date. A gain of approximately $7.8 million was recognized on the sale. This disposition was not considered significant for financial reporting purposes.

       In 1999, the Company made dispositions of assets both in the normal course of business and in connection with the year-end closing of facilities. During June of 1999 the Company sold eight retail locations for $.3 million in cash and reduction of term debt of $.8 million. In July the Company sold a corporate aircraft for $1.0 million. In September the Company's Secured Bank Lenders sold wholesale operating assets of the Company to independent third party wholesalers for $1.8 million pursuant to Asset Surrender Agreements. The Company also surrendered its newspaper operations in Ohio to Secured Bank Lenders for their subsequent sale to George R. Klein, a director. A loss of $1.4 million was recorded in connection with these asset dispositions. The Company anticipates the Secured Bank Lenders will continue the sale of the Company's remaining assets after year-end.


(5)    DEBT OBLIGATIONS
       ----------------

       The components of the Company's debt obligations at October 2 1999 and October 3, 1998 are as follows (in millions):

           Long term Debt Obligations
           --------------------------

                                                                         1999            1998
                                                                       ---------       ---------

           a)   New Line of Credit                                       $ 28.2        $   32.9
           a)   New Term and Capital Expenditure Loans                      3.1             6.5
           b)   Seller Financing                                            3.1             4.5
           c)   Loans from Related Parties                                  2.4             2.5
           d)   Acquired Lines of Credit                                    0.0             0.6
           e)   Term Loans with financial institutions                      0.0              .1

           Total                                                           36.8            47.1
           Less:  normally scheduled current portion                      (34.8)           (6.9)
                                                                       ---------       ---------
           Long-term portion of debt obligations                         $  2.0         $  40.2
                                                                       =========       =========

            (a) On February 6, 1998, the Company entered into a Credit Agreement (the Agreement) with two banks that provided a Revolving Credit Commitment of $30.0 million, a Term Loan of $5.0 million and a Capital Expenditure Loan of $2.4 million. The amount available to the Company under the Revolving Credit Commitment was based on certain amounts of eligible accounts receivable and eligible inventories. The purpose of the loans was for the Company to refinance certain debt obligations, finance ongoing working capital requirements, finance the acquisition of certain machinery, equipment and vehicles and for general corporate purposes. All the loans had variable interest rates to be designated by the Company based on the prime rate + .5% or LIBOR + 2.5%. Due to noncompliance, in December 1998, the default interest rate became effective. This rate is prime plus 2.0% for debt under the Credit Agreement. The average interest rate was 8.3% for 1998 and 9.6% for 1999. The Capital Expenditure Loan and Revolving Credit Commitment were to mature in February 2003, and the Term Loan was to mature in February 2001. On April 15, 1998, the Company received a temporary expansion on the Revolving Credit Commitment of $3.0 million. The expansion subsequently expired. At October 2, 1999, the Revolving Credit loan balance was $28.2 million.

                 Quarterly principal payments of $416,667 on the Term Loan began in April 1998. The Agreement is collateralized by substantially all of the Company's assets. Additionally, the Company's debt obligations under the Credit Agreement are collateralized by assets held in escrow, of which $2.7 million was funded by a related party (see Note 12). The Agreement contains financial and non-financial covenants, including, among other restrictions, minimum income before interest, taxes, depreciation and amortization (EBITDA), a minimum cash flow ratio, minimum net worth and a maximum debt to EBITDA ratio. The Company was not in compliance with these covenants and others and has not obtained waivers through 2000 for expected continual noncompliance. At October 2, 1999, after a $1.75 million reduction from the Secured Bank Lenders sale of assets, the Term Loan Balance was $.75 million

            (b) Seller financing represents the portion of the consideration associated with an acquisition that was funded by the seller. These obligations relate primarily to prior acquisitions made by the companies that were acquired by UNIMAG during the fourth quarter of 1996. These loans bear interest at rates ranging from 5.8% to 11.0%. Principal payments are made primarily on a monthly basis. These loans mature at various times during 2000 through February 2011. Approximately $2.4 million of the balance was paid-down as part of the refinancing in February 1998 discussed in (a) above, a $1.0 reduction occurred by transfer of the loan balances to an affiliate in return for a reduction in accounts receivable balances, and approximately $.8 million was paid down in 1999 in connection with the sale of eight retail stores.

            (c) The loans from related parties relate to accrued interest or debentures that were converted to notes and $1.1 million loaned to UNIMAG from an entity owned by two shareholders. The interest notes ($1.2 million) were due in 1999 while the $1.1 million is due in 2000. Interest accrues at 6.0% on the $1.2 million note.

            (d) At October 2, 1998, the Company had a line of credit with a bank remaining from 1997. The line was paid off in 1999.

            (e) The Company had term loans with financial institutions that were paid off in 1999.

           The remaining loans after the refinancing discussed in (a) above do not have any significant covenants.

           Shareholder Debentures
           ----------------------

           The components of shareholder debentures are as follows (in millions):

                                                                                             1999         1998
                        Shareholder Group                  Senior        Subordinated        Total        Total
            ------------------------------------------     --------    -----------------    --------     --------

            KDR Limited                                    $   -             $  4.5          $  4.5      $   4.5
            Stoll Company                                     11.8              9.1            20.9         20.9
            Michiana                                           2.1              1.4             3.5          3.5
            Scherer Affiliates                                 9.1              1.0            10.1         10.1
            Klein                                             10.0              5.3            15.3         15.3
            Read-Mor                                           0.2              0.1             0.3          0.3
                                                           --------         --------        --------     --------
            Total                                             33.2             21.4            54.6         54.6
            Less:  current portion                             -                -               -            -
                                                           --------         --------        --------     --------
            Long-term portion of debentures                  $33.2            $21.4           $54.6        $54.6
                                                           ========         ========        ========     ========


            The senior debentures began to accrue interest at 8% payable quarterly commencing on the closing date of the acquisitions. Quarterly principal and interest payments were scheduled from April 1, 1997 through January 1, 2002 in accordance with the schedule and priority set forth in the Debenture Agreement. Quarterly payments of principal and interest were not paid during 1997. In February 1998 the Company paid the accrued interest with 1/3 of the payment in a short-term note and 2/3 in common stock. In connection with the refinancing in February 1998, the Company paid $5 million of the senior debentures to the Stoll family. Additionally, the debenture holders entered into subordination agreements that prohibit the Company from making principal payments on the senior and subordinated debentures through the maturity of the Term Loan discussed in (a), which was originally scheduled for expiration in February 2001. The senior debentures are secured by all of the assets of the Company; however, these debentures are subordinated to substantially all of the long-term debt obligations discussed above. The entire $11.8 million of Stoll senior debentures must be paid before any other debentures may be paid.

            The subordinated debentures began to accrue interest at 10% payable quarterly commencing on the closing date of the acquisitions. Quarterly payments of interest were not paid during 1997. Quarterly principal payments were scheduled from April 1, 1999 through January 1, 2004; however, no payments on subordinated debentures are allowed until all senior debentures have been paid. These payments cannot be made until the bank is paid, which was originally scheduled for February 2001. Furthermore, no payments on debentures are permitted until the maturity of the Term Loan discussed in (a), which was originally scheduled for expiration in February 2001. Interest on the subordinated debentures and all senior debentures since December 31, 1997 has not been paid. The subordinated debentures are secured by all the assets of the Company; however, these subordinated debentures are subordinated to the senior debentures.

            In 1998, a $5.0 million note from KDR was exchanged for $.5 million in cash and $4.5 million in subordinated debentures with terms similar to the subordinated debentures discussed above. Interest on these debentures has been paid. In 1998 $1.7 million of senior and $1.6 million of subordinated debentures were reduced by advances due from related parties.

            Scheduled maturities of all non-debenture long-term debt obligations at October 2, 1999 are as follows (in millions): Fiscal Year 2000 - $34.8, 2001 through 2004 - $.3., 2005 - $.1 and thereafter

            - $1.0. The Company is not in compliance with its financial covenants; therefore $31.3 million of the long-term debt obligation has been classified as current on the consolidated balance sheet.

            The debenture schedule is based on terms in effect at October 2, 1999. Because the debentures are in default of financial covenants, the debenture terms become accelerated, and they become payable after the completion of the payments for the secured bank loans.


(6)    LEASE COMMITMENTS
       -----------------

       UNIMAG or its subsidiaries have entered into operating lease agreements for facilities and certain vehicles and equipment. Expenses related to these leases were as follows (in millions):

                       Fiscal Year               Related Party          Other          Total
                   --------------------         ----------------      ----------      ---------

                          1999                       $  2.0             $  2.1          $  4.1
                          1998                          2.0                2.1             4.1
                          1997                          1.7                1.4             3.1

       As of October 2, 1999, the future minimum annual rental commitments of lease agreements are minimal. As of October 2, 1999, the Company has begun terminating most of its lease obligations or assigning leases to unrelated companies.


(7)    COMMON STOCK
       ------------

       In September 1998, the Company's Board of Directors authorized a one-time Employee Stock Reward Program. In December 1998, approximately 108,000 shares, valued at that time at $1.00 per share, were issued. The shares were awarded to employees in the first quarter of fiscal 1999.

       The Company was obligated to issue 4.3 million shares previously valued at $15.00 per share pursuant to the acquisition agreements entered into during the fourth quarter of 1996. These shares were issued in February 1998.

       The Company has 192,657 warrants outstanding to purchase Company stock at $12.00 per share.


 (8)   INCOME TAXES
       ------------

       The provision (benefit) for income taxes for the years ended 1999, 1998 and 1997 is as follows (in millions):

                                                                 1999            1998            1997
                                                              ----------      ---------       ---------

          Current tax provision (benefit):
               Federal                                        $    -          $    -          $    -
               State                                               -               -               -

          Net increase in deferred tax assets                    (15.2)           (6.1)           (7.2)
          Increase in valuation allowance                         15.2             6.1             7.2
                                                              ----------      ---------       ---------

          Income tax provision (benefit)                      $    -          $    -          $    -
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

       On February 8, 1998 the Company, had a change of control event for tax purposes. This event reduced the amount of net operating losses (NOL's) that can be used in the future to an estimated $29.4 million as of February 1998. Of the $29.4 million, approximately $2.0 million can be used per year through October 2013. Additional NOL's of approximately $18.0 million were generated from February 8, 1998 to October 3, 1998 that have no restriction on their use. The $18.0 million NOL also expires in 2013. In 1999 the Company added an additional $2.0 million of NOL from the February of 1998 calculation and an approximate additional $37.0 million for a current usable NOL of $58.0 million at October 2, 1999 out of a total NOL of $84.4 million. The $39.0 million from 1999 expires in 2014.


 (9)   BENEFIT PLANS
       -------------

       Benefit plan obligations for the Company as of October 2, 1999 and October 3, 1998 are as follows:

                                                                                    1999           1998
                                                                                  ---------      ----------

           Deferred compensation plan                                              $    .9        $   1.0
           Accrued pension obligation                                                  3.3            1.8
           Post-retirement obligation                                                   .1            1.4
                                                                                  =========      ==========
                         Total                                                     $   4.3        $   4.2
                                                                                  =========      ==========

       Multi-Employer Plans
       --------------------

       The Company's Michigan subsidiary participates in a multi-employer defined benefit pension plan, which provides benefits to certain union employees of the Company. Proportionate share information on any unfunded benefit obligation is not readily available. The Company, by virtue of its termination of all operations employees associated with the union and because of possible future litigation, may have additional liability associated with the plan. The Company made contributions of under $.1 million in each of the three years.

       Union Pension Plan
       ------------------

       As a result of the acquisition of Triangle in 1996 and a smaller acquisition in 1998, the Company has two defined benefit pension plans covering various employees whose retirement benefits are subject to collective bargaining. The benefits are based on years of service multiplied by the yearly amount of basic retirement income. The Company has not made the required minimum annual contributions required by applicable regulations in 1999. Because of the termination of all employees covered by the plans, the Company is in the process of obtaining new actuarial calculations of the pension liabilities at October 2, 1999. The Company intends to terminate these plans in the future. The Company may have additional future liability associated with the plans due to possible future litigation.

       Other Postretirement Benefit Plans
       ----------------------------------

       In addition to the Company's defined benefit pension plan, one of the Company's subsidiaries sponsors defined benefit postretirement health care and life insurance plans that provide postretirement health care and life insurance benefits to full-time collective bargaining employees who have met required service periods with the Company and have attained age requirements as defined in the plan. The plans contain certain cost-sharing features such as deductibles and coinsurance. The plan is part of a union contract expiring December 31, 2001. The Company's liability through December 31, 1001, under the contract portion for existing retired employees, is less than $.1 million at October 2, 1999.

       Retirement Savings Plan
       -----------------------

       Effective April 1994, the Company adopted a defined contribution retirement savings plan for substantially all nonbargaining employees. The provisions of the plan allow employees to contribute 15% of their salary up to the statutory maximum for pre-tax contributions. The plan provides for a matching contribution at the discretion of the Company. Employees are fully vested in the Company's contributions after 3 years. Through fiscal 1999, the Company has not made any significant cash contributions to the plan. In fiscal 1999, the Company contributed approximately 108,000 shares, valued then at $1.00 per share, to the retirement savings plan. This plan is in the process of being terminated. At October 2, 1999, these shares are considered to have no value.

       Deferred Compensation Plan
       --------------------------

       An officer and former owner of the Stoll Company is entitled to receive deferred compensation pursuant to an agreement in effect prior to the acquisition. The agreement provided for the payment of $250,000 a year for a five-year period beginning in 1997 and $100,000 a year for a period of seven years thereafter. The present value of this obligation is approximately $.9 million and $1.0 million at October 2, 1999 and October 3, 1998 respectively.

       Future Liability
       ----------------

       Because of delays in receiving actuarial data that accurately reflects the impact of the terminations of all active participants on the existing pension plans, the Company has accrued $3.3 million in connection with the pension liability. As of December of 1999, the Company intends to terminate the plans as soon as possible and has initiated actions to begin the termination process.

(10)   SIGNIFICANT VENDORS
       -------------------

       The Company purchased greater than 90% of its product from five national distributors in 1999, 1998 and 1987, respectively. In September of 1999, these national distributors ceased shipments of product to the Company.

(11)   RELATED PARTY TRANSACTIONS
       --------------------------

       The Company had advances and notes to related parties of $.5 and $.5 million at October 2, 1999 and October 3, 1998, respectively. During 1998 the Company eliminated in consolidation $7.4 million that was a 1997 advance to an affiliated company that was purchased by the Company in 1998. During 1998 the Company also took back shares and subordinated debentures as consideration for notes and advances of $3.7 million.

       The Company had sales to a retail chain owned by a significant shareholder of $0.6, $0.9, and $2.3 million for 1999, 1998 and 1997, respectively, and accounts receivable of $.2 and $2.9 million at October 2, 1999 and October 3, 1998. During 1999, the Company reduced accounts receivable from the shareholder by $1.1 million in exchange for the assumption of Company term debt and accrued interest by the shareholder.

       The Company purchased display racks from a company fifty per cent owned by a significant shareholder in the amount of $1.3 million, $2.2 million and $2.2 million for the years ended October 2, 1999, October 3, 1998, and September 27, 1997.

       See Note 6 for a discussion on related party leases and see Notes 5 and 12 for a discussion on related party debt and related transactions.


(12)   CONTINGENCIES AND COMMITMENTS
       -----------------------------

       (a)    Common Stock Subject to Put Agreements
              --------------------------------------

              In conjunction with the Company's acquisition of Wilmington in 1996, 448,543 shares of common stock are subject to Put Agreements. In the event the put options are exercised as they become exercisable, the related payments would be $335,832 in years 2000 through 2004 and $2,153,884 in total over the next succeeding nine years. The put of $3,767,450 for 1999 currently is unpaid and is the subject of a pending lawsuit. The Company may be precluded from redeeming the common stock subject to Put Agreements because of its deficit equity position.

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

       (b)    Other Legal Matters
              -------------------

              The Company has been named as a defendant in various litigation matters as described below. Management intends to vigorously defend these matters.

              As a result of its cessation of operations, the Company is conducting bargaining with those labor unions with which it has Collective Bargaining Agreements. Management is pursuing negotiations of closing agreements for each such Collective Bargaining Agreement.

              The Company has filed an action against Chas. Levy Circulating Co. for breach of contract, breach of fiduciary duty and tortuous interference with prospective economic advantage arising out of the asset purchase agreement between UNIMAG and Levy. Levy has filed a counterclaim against the Company. This litigation is pending in the United States District Court in Chicago, Illinois. In September 1999, Levy sought a restraining order from the court restraining UNIMAG from, among other things, selling any of its assets without first giving Levy a right of first refusal. In October 1999, the parties in the litigation agreed to the entry of a preliminary injunction ostensibly providing for the continuance of the temporary restraining order. Neither of the restraining orders prevented UNIMAG's Secured Bank Lenders from exercising their legal rights to sell UNIMAG's assets in order to realize on their collateral. Accordingly, since September 1999, the Secured Bank Lenders have conducted and continue to conduct sales of various of UNIMAG's physical assets. The Company also has a claim pending against LaBelle News for intentional interference with certain business contracts and misappropriation of trade secrets; LaBelle News has filed a counterclaim against the Company. The Company also has filed other claims against other companies and defendants relating to a business option agreement and to other refunds, judgments received and certain receivables.

              The Company is evaluating the legal remedies available to it for the damages it has sustained as a result of the cessations of its business operations, and the Company intends to vigorously pursue all such legal remedies.

              A subsidiary of the Company has been named as a defendant in a suit for breach of a lease. A judgment of $400,000 is being appealed. The Company also is appealing a judgment of $500,000 in a breach of contract lawsuit. The Company is defendant in another suit seeking payment of approximately $400,000 pursuant to a promissory note and two non-competition agreements. The Company is the subject of other non-material lawsuits relating to payment of leases and payment of trade payables. The Company is attempting to negotiate settlements in some of these lawsuits.

              The Company is uncertain as to whether it has adequate accrued loss contingencies for all legal matters. Any current or threatened litigation matters will not have a significantly greater material adverse impact on the Company's current adverse financial position or on its results of operations.


(13)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a tabulation of the unaudited quarterly results of operations for the three years ended October 2, 1999, October 3, 1998 and September 27, 1997. The fourth quarter of 1999 includes the effects of the transactions described in Note 2:

         (in millions, except earnings ( loss)
            per common share)                                                                 1999
                                                        ----------------------------------------------------------------------
                                                          First         Second          Third          Fourth          Total
                                                        --------       --------       ---------      ---------       ---------

NET SALES                                               $   78.0       $   64.3       $   65.4       $    68.9       $   276.6
Cost of sales                                              (59.6)         (49.8)         (50.5)          (58.2)         (218.1)
                                                        --------       --------       ---------      ---------       ---------
Gross profit                                                18.4           14.5           14.9            10.7            58.5
Selling, general and administrative
   expenses                                                (20.4)         (20.6)         (16.4)          (20.7)          (78.1)
Depreciation and amortization                               (2.0)          (2.4)          (2.3)           (1.9)           (8.6)
Impairment loss on goodwill                               --             --             --              (103.0)         (103.0)
                                                        --------       --------       ---------      ---------       ---------
LOSS FROM OPERATIONS                                        (4.0)          (8.5)          (3.8)         (114.9)         (131.2)
Interest expense                                            (2.4)          (2.5)          (2.1)           (2.4)           (9.4)
Other, net                                                --             --               (1.3)           (4.0)           (5.3)
                                                        --------       --------       ---------      ---------       ---------
Net income (loss) before tax                                (6.4)         (11.0)          (7.2)         (121.3)         (145.9)
Income tax                                                --             --             --              --              --
NET INCOME (LOSS)                                       $   (6.4)      $  (11.0)      $   (7.2)      $  (121.3)      $  (145.9)
                                                        ========       ========       ========       =========       =========

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per share - basic and
   diluted                                              $  (0.86)      $  (1.47)      $  (0.96)      $  (16.16)      $  (19.45)
Weighted average shares outstanding                          7.4            7.5            7.5             7.5             7.5




         (in millions, except earnings (loss)
            per common share)                                                          1998
                                                        ---------------------------------------------------------------------
                                                          First         Second          Third         Fourth          Total
                                                        --------       --------       --------       --------       ---------

NET SALES                                               $   77.3       $   76.7       $   82.7       $   87.4       $   324.1
Cost of sales                                              (62.0)         (61.9)         (66.0)         (69.6)         (259.5)
                                                        --------       --------       --------       --------       ---------
Gross profit                                                15.3           14.8           16.7           17.8            64.6
Selling, general and administrative
   expenses                                                (17.6)         (18.0)         (19.7)         (19.7)          (75.0)
Depreciation and amortization                               (2.1)          (2.1)          (2.7)          (3.3)          (10.2)
Impairment loss on goodwill                               --             --             --              (70.0)          (70.0)
                                                        --------       --------       --------       --------       ---------
LOSS FROM OPERATIONS                                        (4.4)          (5.3)          (5.7)         (75.2)          (90.6)
Interest expense                                            (1.8)          (1.8)          (2.3)          (3.7)           (9.6)
Other, net                                                --                8.5           (0.3)           0.3             8.5
                                                        --------       --------       --------       --------       ---------
Net income (loss) before tax                                (6.2)           1.4           (8.3)         (78.6)          (91.7)
Income tax                                                --             --             --             --              --
NET INCOME (LOSS)                                       $   (6.2)      $   (1.4)      $   (8.3)      $  (78.6)      $   (91.7)
                                                        ========       ========       ========       ========       =========

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per share - basic and
   diluted                                              $  (0.88)      $   0.20       $  (1.12)      $ (10.62)      $  (12.56)
Weighted average shares outstanding                          7.1            7.2            7.4            7.4             7.3






         (in millions, except earnings per common
            share)                                                                      1997
                                                        ---------------------------------------------------------------------
                                                          First         Second         Third          Fourth           Total
                                                        --------       --------       --------       --------       ---------

NET SALES                                               $   74.4       $   75.7       $   79.6       $   68.6       $   298.3
Cost of sales                                              (58.0)         (59.1)         (62.1)         (54.3)         (233.5)
                                                        --------       --------       --------       --------       ---------
Gross profit                                                16.4           16.6           17.5           14.3            64.8
Selling, general and administrative
   expenses                                                (17.3)         (16.5)         (16.1)         (22.3)          (72.2)
Depreciation and amortization                               (2.1)          (2.2)          (2.1)          (2.8)           (9.2)
                                                        --------       --------       --------       --------       ---------
LOSS FROM OPERATIONS                                        (3.0)          (2.1)          (0.7)         (10.8)          (16.6)
Interest expense                                            (1.8)          (1.8)          (1.6)          (3.0)           (8.2)
Other, net                                                  (0.1)           0.1         --                0.3             0.3
                                                        --------       --------       --------       --------       ---------
Net income (loss) before tax                                (4.9)          (3.8)          (2.3)         (13.5)          (24.5)
Income tax                                                --             --             --             --              --
                                                        --------       --------       --------       --------       ---------
NET INCOME (LOSS)                                       $   (4.9)      $   (3.8)      $   (2.3)      $  (13.5)      $   (24.5)
                                                        ========       ========       ========       ========       =========

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per share                               $  (0.69)      $  (0.53)      $  (0.32)      $  (1.93)      $   (3.47)
Weighted average shares outstanding                          7.1            7.1            7.1            7.1             7.1

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
----------------------------------------------------------------------------
REGISTRANT; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
--------------------------------------------------------------

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------

         The following information is set forth with respect to each person serving as a director and with respect to the executive officers of the Company:

-        Directors:

                  Name                         Age    Positions Held with the Company
                  ----                         ---    -------------------------------

                  Ronald E. Scherer            49     Chairman of the Board of Directors
                  David B. Thompson            59     Vice Chairman/Treasurer
                  Eugene J. Alfonsi            62     Senior Vice-President
                  George R. Klein              57     Vice-Chairman
                  Thaddeus A. Majerek          49     Assistant to the Chairman
                  Richard Stoll, Sr.           66     None
                  Nancy Stoll Lyman            39     None


-        Executive Officer Not Named Above.

                  John B. Calfee, Jr.          54     Chief Financial Officer

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

         EUGENE J. ALFONSI, age 62, has been a member of the Board of Directors of the Company since 1992 and is currently serving as a Senior Vice-President. Mr. Alfonsi was the President of the Periodical Division of Scherer Companies from 1986 to September 1993. In September 1993, Mr. Alfonsi was appointed as the President and Chief Operating Officer of Scherer. Prior to joining Scherer Companies in 1986, he owned and managed several wholesale periodical distribution companies, a business in which he has been employed for most of his adult life. Mr. Alfonsi graduated in 1963 with a B. A. degree in Economics and Finance from Milliken University in Illinois.

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

         THADDEUS A. MAJEREK, age 49, has been a member of the Board of Directors since 1992. Since 1997, he has served as Assistant to the Chairman of the Company. From 1988 to February of 1998, Mr. Majerek served as the President and Chief Executive Officer of Michiana News Service, Inc. in Niles, Michigan. Mr. Majerek graduated in 1974 with a BS degree in Business and Physical Education from Eastern Michigan University and in 1989 with an MBA from the University of Notre Dame. Mr. Majerek has been active in the magazine distribution business since 1971. He has managed magazine distribution companies in Utah, Indiana, and Michigan.

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

         NANCY STOLL LYMAN, age 39, has been a member of the Board of Directors since September of 1997. Ms. Lyman was a Director of The Stoll Companies. Ms. Lyman is the Founder and Managing Consultant for the Executive Development Group, a management and consulting firm formed in 1991. Previously Ms. Lyman was the Manager of Management Training and Development at Merrill Lynch and an Associate with Morgan Stanley in the Fixed Income Division. Ms. Lyman is a Certified Public Accountant who graduated from Saint Mary's College in Notre Dame, Indiana, with a Bachelor of Business Administration degree, and from Boston College with an MBA. Mrs. Lyman is the daughter of Richard H. Stoll, Sr.

         During 1999 President, Chief Executive Officer and Director Robert H. Monnaville and Directors R. L. Richards and William D. Parker resigned from the Company's Board of Directors. The resignations were for personal reasons and were not the result of any disagreements with Company policies.

-        Other Executive Officer:

         JOHN B. CALFEE, JR., age 54, has served as Chief Financial Officer of the Company since July 1998. Mr. Calfee is a graduate of Yale University with a Masters degree from Harvard University Graduate School. Additionally, Mr. Calfee was a certified public accountant from 1975 to 1988. He started his career at Ernst & Whinney (now Ernst & Young). Mr. Calfee was Vice President and Chief Financial Officer of the Essef Corporation from 1989 to 1994. Prior to joining United Magazine Company, Mr. Calfee was Senior Vice-President and Chief Financial Officer of TBN Holdings, Inc. Mr. Calfee also served as a lieutenant in the U.S. Navy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, except as set forth below, the Company is not aware of any director, officer or beneficial owner of more than 10% of the Company's Common Stock who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year ended October 2, 1999.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

EXECUTIVE COMPENSATION
----------------------

         The following table sets forth the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of the most recently completed fiscal year.

SUMMARY COMPENSATION TABLE
--------------------------
                                                                          Long Term Compensation
                                                                  -----------------------------------------
                                          Annual Compensation               Awards                 Payouts
                                   ------------------------------ -------------------------   -------------    ----------
            (a)            (b)       (c)         (d)      (e)          (f)          (g)             (h)           (i)
                                                         Other                   Securities
                                                         Annual    Restricted      Under-                      All Other
                                                         Compen-     Stock         lying            LTIP         Compen-
Name and                  Fiscal    Salary      Bonus    Sation     Award(s)      Options/        Payouts        sation
Position(s)                Year       ($)        ($)      ($)         ($)         SAR's(#)          ($)           ($)
------------------------- ------   --------    ------   --------  ----------    -----------   -------------    ----------

Ronald E. Scherer,         1999    $133,000     None     None        None          None            None          None
Chairman of the Board of   1998    $492,000     None     None        None          None            None          None
Directors                  1997    $491,000     None     $235,000    None          None            None          None


David B. Thompson,         1999    $204,000     None     None        None          None            None          None
Treasurer                  1998    $225,000     None     None        None          None            None          None
                           1997    $224,000     None     $75,000     None          None            None          None


Robert H. Monnaville,      1999    $185,000     None     None        None          None            None          None
Chief Executive Officer,   1998    $200,000     None     None        None          None            None          None
President                  1997    $164,000     None     None        None          None            None          None


Eugene J. Alfonsi,         1999    $181,000     None     None        None          None            None          None
Senior Vice President      1998    $196,000     None     None        None          None            None          None
                           1997    $180,000     None     None        None          None            None          None


John B. Calfee, Jr.,       1999    $200,304     None     None        None          None            None          None
Chief Financial Officer    1998    $40,000      None     None        None          None            None          None
                           1997    None         None     None        None          None            None          None


         Mr. Scherer, Mr. Thompson and Mr. Alfonsi, although executive officers of the Company, were not employees of the Company prior to July of 1996. Mr. Scherer, Mr. Thompson and Mr. Alfonsi were employed by Scherer Companies, and their services were provided to the Company pursuant to a management agreement between Scherer Companies and the Company. The employment contracts for Mr. Scherer, Mr. Thompson and Mr. Alfonsi became effective in August of 1997 following the Annual Meeting of Shareholders. Mr. Scherer did not receive any compensation during the last three quarters of fiscal 1999, and David B. Thompson and Eugene J. Alfonsi received lesser amounts of compensation than called for in the employment agreements due to a 30% reduction in 1999 from the contract terms.

EMPLOYMENT AGREEMENTS
---------------------

         Effective August of 1997, the Company has entered into three year employment agreements with Ronald E. Scherer, David B. Thompson, and Eugene J. Alfonsi, pursuant to which they are to receive annual salaries in the following respective amounts: $491,000, $224,000 and $195,000. During 1999 Ronald E. Scherer did not receive compensation during the last three quarters, and David
B. Thompson and Eugene J. Alfonsi received lesser amounts of compensation than called for in the employment agreements due to a 30% reduction in 1999 from the contract terms.


DEFERRED COMPENSATION AGREEMENT
-------------------------------

         As part of the acquisition terms with Stoll, the Company has assumed a deferred compensation agreement with Richard Stoll, Sr., who has been elected to the Company's board of directors. Under the agreement, the Company will pay Mr. Stoll the sum of $250,000 per year for a period of five years beginning in 1997 and $100,000 per year for a period of seven years thereafter.


COMPENSATION OF DIRECTORS
-------------------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
----------------------------------------------------------------------

         The following tables set forth, to the knowledge of management, the number of shares of Common Stock of the Company and the percentage of outstanding shares of Common Stock of the Company represented thereby, owned by each person or entity who is the beneficial owner of more than 5% of the shares of Common Stock of the Company outstanding as of October 2, 1999 and by each executive officer and director of the Company.

TABLE FOR FIVE PERCENT (5%) SHAREHOLDERS
----------------------------------------

                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned (1)                  Outstanding (2)
-------------------------------           ------------------------------------    ---------------
Ronald E. Scherer                         1,731,641(3)(4)(5)                      22.58%
Chairman of the Board
of Directors
5131 Post Road
Dublin, OH 43017

Linda (Hayner) Scherer Talbott            1,266,591(5)                            16.51%
5131 Post Road
Dublin, OH 43017

Roger L. Scherer Trust                    1,059,077(5)                            13.81%
F/B/O Ronald E. Scherer,
Dated June 14, 1979
5131 Post Road
Dublin, OH 43017

Roger L. Scherer Trust                    1,059,077(5)                            13.81%
F/B/O Linda Hayner (Scherer) Talbott,
Dated June 14, 1979
5131 Post Road
Dublin, OH 43017

Richard H. Stoll, Sr.                     421,750 (4)(7)(8)                       5.50%
Director
6477 Mill Ridge Road
Maumee, OH 43537

George R. Klein                           1,169,502(4)                            15.25%
Director
1771 East 30th Street
Cleveland, OH 44114


Total                                     3,322,893                               43.32%



TABLE FOR OFFICERS AND DIRECTORS
--------------------------------

                                          Number of Shares of                     Percentage of
Name and Address                          Common Stock                            Common Stock
of Beneficial Owner                       Beneficially Owned (1)                  Outstanding (2)
------------------------------------      --------------------------              ---------------------
Ronald E. Scherer                         1,731,641(3)(4)(5)                      22.58%
Chairman of the Board
of Directors
5131 Post Road
Dublin, OH 43017

David B. Thompson                         2,264(3)                                .03%
Vice-Chairman, Treasurer,
Director
5131 Post Road
Dublin, OH 43017

Eugene J. Alfonsi                         5,000                                   .07%
Senior Vice President, Director
5131 Post Road
Dublin, OH 43017

Thaddeus A. Majerek                       279,212(4)(6)                           3.64%
Assistant to the Chairman, Director
2232 S. 11th Street
Niles, MI 49120

John B. Calfee, Jr.                       0                                       0
Chief Financial Officer
5131 Post Road
Dublin, OH 43017

Nancy Stoll Lyman                         153,350(4)(7)(8)                        2.00%
Director
203 N. Wabash, Suite 1504
Chicago, IL 60601




                                                Number of Shares of               Percentage of
Name and Address                                Common Stock                      Common Stock
of Beneficial Owner                             Beneficially Owned (1)            Outstanding (2)
----------------------------------              ------------------------------    -------------------------------------
Richard H. Stoll, Sr.                           421,750(4)(7)(8)                  5.50%
Director
6477 Mill Ridge Road
Maumee, OH 43537

George R. Klein                                 1,169,502(4)                      15.25%
Vice-Chairman, Director
1771 E. 30th Street
Cleveland, OH 44114

All Directors and Executive Officers as         3,762,719                         49.06%
a Group (5 persons before the September, 1997
Annual Meeting, 8 persons after the
Annual Meeting)

(1) Unless otherwise specified, the beneficial owners of the shares of Common Stock have sole voting and Investment power over such shares.

(2) The total number of shares of Common Stock of the Company outstanding on October 2, 1999 is 7,482,614 shares. The total number of beneficial shares of common stock of the Company outstanding on October 2, 1999 is 7,670,271 shares. Except as noted below, none of the executive officers, directors or holders of 5% or more of the Company's issued and outstanding Common Stock hold any options or warrants to acquire Common Stock.

(3) The table does not include 58,900 shares of Common Stock of the Company held of record by RAP Diversified, Inc. ("RAP"), the sole shareholder of which is David B. Thompson, Trustee for a trust of which the children of Ronald E. Scherer are the beneficiaries. Mr. Scherer and Mr. Thompson disclaim any beneficial ownership of such shares.

(4) The table includes 144,476 (1.88%) shares of Common Stock of the Company received by Northern in the Exchange Transactions and 52,488 (0.68%) shares of Common Stock of the Company received by Wholesalers in the Exchange Transactions. Mr. Scherer has voting power over the shares of Common Stock of the Company held by these companies by virtue of his position as Chief Executive Officer of these Companies.

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


(6) 49.5% of the stock of OPD is owned by a trust established for the benefit of Ronald E. Scherer and his family, and 49.5% of the stock of OPD is owned by a trust established for the benefit of Linda Scherer Talbott, the sister of Ronald E. Scherer, and her family. The table reflects that both Ronald E. Scherer and Linda (Hayner) Scherer Talbott beneficially own these shares because each of them shares voting power over the shares held in such trust.

(7) Includes 279,212 (3.64%) shares of Common Stock of the Company owned by a trust over which Thaddeus A. Majerek shares voting power as one of the co-trustees. Does not include 290,609 (3.79%) shares of Common Stock of the Company owned by another family trust, over which Mr. Majerek disclaims any beneficial ownership.

(8) Does not include 1,955,418 (25.49%) shares of Common Stock of the Company held by other members of the Stoll family, over which Nancy Stoll Lyman disclaims any beneficial ownership.

(9) Does not include 1,687,018 (21.99%) shares of Common Stock of the Company held by other members of the Stoll family, over which Richard H. Stoll, Sr. disclaims any beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         See Note 11 of the United Magazine Company consolidated financial statements as of October 2, 1999, included in Item 8 of this report.

CONFLICTS OF INTEREST AND RELATED PARTY TRANSACTIONS
----------------------------------------------------

         There are various conflicts of interest and related party transactions in connection with the acquisitions and from other contractual arrangements.

CONSULTING AGREEMENT WITH FORMER DIRECTOR
-----------------------------------------

         On June 27, 1994, the Company and Yankee entered into a consulting agreement with Charles Pastorino, a former officer of Yankee and former director of the Company. The consulting agreement was for a term of eight years expiring in 2002. During the first two years, the consultant was paid $4,000 per month. During years three through five, the consultant was to be paid $5,000 per month. During years six through eight, the consultant was to be paid $8,500 per year. The aggregate amount paid during 1998 was $60,000. During 1999, the aggregate amount paid was $195,000, including a lump-sum payout of $150,000 in July of 1999 for the balance of the contract.

YANKEE AGREEMENTS WITH MDI, LP
------------------------------

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

         As part of the sale to MDI and Hudson News of the operating assets of Yankee, all of the prior non-competition and consulting agreements were terminated, effective January 12, 1998. See Note 4 of the United Magazine Company Consolidated Financial Statements as of October 2, 1999 included in Item 8 of this report.

EMPLOYMENT AGREEMENTS
---------------------

         In connection with the acquisition transactions, effective August of 1997, the Company entered into employment agreements with three officers and directors, Ronald E. Scherer, David B. Thompson and Eugene J. Alfonsi, for a term of three years each. Each of these individuals previously had served the Company as an officer and director without compensation for the four years preceding the employment contracts. During 1999, Ronald E. Scherer did not receive any compensation in the last three fiscal quarter, and David B. Thomson and Eugene A. Alfonsi received lesser amounts of compensation than called for in the employment agreements due to a 30% reduction in 1999 from the contract terms. See Item 10, "Executive Compensation."

         The Stock Exchange Agreement with Scherer Companies required, as a condition to closing, that the Company enter into employment agreements with four individuals, one of who is Ronald E. Scherer, Jr., the son of Ronald E. Scherer. The employment agreement for Ronald E. Scherer, Jr. was for a term of three years, was effective August of 1997 and provided for an annual salary of $60,000. At December 1999, none of the four individuals were employed by the Company.

         The Stock Exchange Agreement with Stoll required, as a condition to closing, that the Company enter into employment agreements with three individuals, one of whom was Richard Stoll, Jr., who is a significant shareholder of the Company and who is the son of Richard Stoll, Sr. and the brother of Nancy Stoll Lyman, both of whom have been elected to the board of directors. Each such employment agreement was for a term of three years commencing October 24, 1996 and Mr. Stoll's agreement provided for an annual salary of $160,000, along with potential bonuses upon the achievement of certain objectives. At December 1999, none of the three individuals were employed by the Company, and all contracts have expired. Mr. Stoll's compensation was reduced by 50% effective January 1, 1999; Mr. Stoll has taken legal action against the Company for contract performance.

         The Stock Exchange Agreement with Michiana required, as a condition to closing, that the Company enter into employment agreements with three individuals. In accordance with the terms of the Michiana Exchange Agreement, the Company agreed that, following the acquisition of Michiana, it would enter into employment agreements, effective October 21, 1996, with certain employees of Michiana, one of whom is Thaddeus A. Majerek, a director of the Company, another of whom is David W. Majerek, the brother of Thaddeus A. Majerek, and another of whom is Michael Gilbert, the brother-in-law of Thaddeus A. Majerek. The employment agreements were for three-year terms; Thaddeus A. Majerek was to receive an annual salary of $160,000, David W. Majerek was to receive an annual salary of $60,000, and Michael Gilbert was to receive an annual salary of $100,000. At December 1999, none of the three individuals were employed by the Company, and all contracts have expired.

         Klein was managed by Klein Management Company, which was an independent company owned by director George R. Klein, and which was not acquired by the Company. For the 1997 period through September of 1997, Klein paid approximately $527,000 for management services. Effective August of 1997, the Company entered into a new management agreement with the Klein Management Company pursuant to which Klein Management Company would provide the services of George R. Klein to the Company for a term of three years in exchange for an annual management fee of $159,000, plus the reimbursement of employee benefits. For the fiscal year ended October 2, 1999, the Company paid $76,833 for management services. In December of 1999, two other individuals who received employment contracts in September of 1997 in connection with the Klein management agreement were no longer employed by the Company.


COMMON OWNERSHIP AND MANAGEMENT
-------------------------------

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


BENEFICIAL OWNERSHIP OF MICHIANA STOCK
--------------------------------------

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


ESCROW CLOSING
--------------

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


LEASE OF NORTHERN OFFICE AND WAREHOUSE FACILITIES
-------------------------------------------------

         Upon completion of the acquisition from Northern of the assets related to its wholesale periodical distribution business, the Company entered into a real estate lease with Northern, pursuant to which the Company leased, for a three-year term, the approximately 17,000 square foot warehouse and distribution facility located in Petoskey, Michigan. The lease was a triple net lease, with the Company paying the cost of all taxes, insurance, utilities and other expenses, and the annual rental amount is $3.00 per square foot. Because the stock of Northern was owned by a trust of which Ronald E. Scherer is a primary beneficiary, he could benefit from the lease arrangement. Management believes that the terms of this lease were no less favorable to it than it could obtain from an independent party in an arms-length transaction. In October of 1999 the facility was vacated, and the lease was assigned to an unrelated party.


LEASE OF CORPORATE OFFICE FACILITIES
------------------------------------

         Scherer Companies leased approximately 17,400 square feet of office space for its principal executive offices at 5131 Post Road, Dublin, Ohio, from NRS Equities, Inc., an entity controlled by Ronald E. Scherer. The lease is for a term of 10 years, commencing November 1, 1995. The current rental rate is $14.50 per square foot. Pursuant to its management agreement with the Company, Scherer Companies subleased office and conference facilities in this building to the Company. The Company assumed this lease and is now in the process of either subleasing or terminating it.


AMOUNT OWED BY OPD TO PRINCIPAL SHAREHOLDER
-------------------------------------------

         OPD owed $5,000,000, plus accrued interest, to KDR Limited, an Ohio limited liability company ("KDR"), whose owners include R. David Thomas, then a principal shareholder of the Company, and R.L. Richards, subsequently a director of the Company. This debt was evidenced by a promissory note dated July 31, 1992, from OPD to RDT Corp., and subsequently assigned to KDR, in the principal amount of $5,000,000 with interest at the rate of 11.75% per annum (the "Note"). The Note was due on demand. The Note was secured by a pledge from OPD of 5,000,000 shares of Common Stock of the Company owned by OPD.

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

         Additionally, the Company nominated R.L. Richards for election to the Company's board of directors. Mr. Thomas purchased from the Company an additional $500,000 of Common Stock of the Company at a purchase price of $15.00 per share. Mr. Richards resigned as a Director in 1999.

DEFERRED COMPENSATION AGREEMENT
-------------------------------

         Stoll had entered into a deferred compensation agreement with Richard Stoll, Sr., who was elected to the Company's board of directors. Under the agreement, Stoll will pay Mr. Stoll the sum of $250,000 per year for a period of five years and $100,000 per year for a period of seven years thereafter. The Company has assumed this agreement.


STOLL LEASE AGREEMENTS
----------------------

          Stoll leased a 78,000 square foot facility located in Indianapolis, Indiana from Richard Stoll, Sr., a director of the Company, for a monthly rental of $25,000. This lease was on a month-to-month tenancy. As part of the Stoll Exchange Agreement, the Company agreed to lease this facility from Richard Stoll, Sr. for a period of 36 months, commencing January 1, 1997, for a monthly rental of $12,000. The facility was vacated in September of 1999, and the lease was terminated.

          A trust, which has been established for the benefit of the Stoll family, owns several parcels of real property that are leased to Stoll. The terms of the only significant lease are as follows: The Jackson, Michigan facility contains 84,000 square feet and is leased for $300,000 per year. The lease has approximately four years remaining. The facility was vacated in October of 1999, and the lease was terminated.


TRANSACTIONS WITH HALL OF CARDS AND BOOKS, INC.
-----------------------------------------------

         Some of the principal shareholders of Michiana, including Thaddeus A. Majerek, a director of the Company, were also shareholders of Hall of Cards and Books, Inc. ("HOCAB"), which operates approximately 27 retail stores, including Hallmark stores, paperback stores and newsstands. HOCAB is a principal customer of Michiana for books and magazines. In connection with the closing of the Michiana transaction, the Company and HOCAB entered into a five year exclusive supply agreement pursuant to which the Company is to be the exclusive supplier of magazines, books and other related periodical items to HOCAB, at special prices negotiated in the agreement. These discounts are below the prices charged other retailers, and HOCAB is expected to benefit by an aggregate of approximately $165,000 per year from the extra discount received by it. At September 27, 1997 HOCAB was indebted to the Company in the amount of $2,012,618. The Company also had other small balances owed to and owed by affiliates of HOCAB as a result of the Michiana acquisition. During June of 1998, the HOCAB notes receivable, affiliated balances, and related interest were all cancelled in exchange for the cancellation of $1,400,000 of senior debentures and $934,256 of subordinated debentures. The Company had net sales to HOCAB of $0.6, $0.9 and $2.3 million for 1999, 1998 and 1997, respectively, and had trade accounts receivable of $0.2, $2.9 and $1.8 million at October 2, 199, October 3, 1998 and September 27, 1997. During 1999 the Company reduced accounts receivable from HOCAB by $1.1 million in exchange for the assumption of Company term debt by the shareholders of Michiana.


PURCHASE OF DISPLAY RACKS
-------------------------

         During the years ended October 2, 1999, October 3, 1998 and September 27, 1997, the Company purchased approximately $1.3, $2.2 and $2.2 million respectively of display racks from a company fifty per cent owned by Ronald E. Scherer.

LOANS FROM MAJEREKS
-------------------

         Thaddeus A. Majerek, who is a director of the Company, and his parents, Thaddeus S. Majerek and A. Marie Majerek, had loaned various amounts to Michiana. These loans were assumed by the Company as part of the Michiana transaction. The loans have been transferred to HOCAB as an offset to other debt balances.


LEASE OF MICHIANA WAREHOUSE FACILITY
------------------------------------

         Michiana entered into a lease agreement with a trust established for A. Marie Majerek, the spouse of Thaddeus S. Majerek, to lease a warehouse building containing approximately 46,800 square feet of space located in Niles, Michigan. The lease is for a term of three years, and the rent is $12,000 per month. The Company has assumed this lease as part of the Michiana transaction. The facility was vacated on October of 1999, and the lease was terminated.


PURCHASE OF MICHIANA REAL PROPERTY
----------------------------------

         Michiana leased a 14,200 square foot distribution facility in Fort Wayne, Indiana from a trust established for A. Marie Majerek. The Company entered into a real estate purchase contract with the trust to purchase this property at a price to be established by an independent appraisal firm acceptable to both the seller and the Company. The facility was vacated in October of 1999, and the contract has not closed.


GUARANTY OF KLEIN DEBT
----------------------

         The George R. Klein News Company had guaranteed certain debt incurred by Northwest News Company ("Northwest") in connection with Northwest's acquisition of several wholesale periodical distributors. George R. Klein, who was elected a director of the Company, is a 50% owner of Northwest and benefits from the transaction; however, Mr. Klein will reimburse the Company if the guarantee results in a claim against the Company.

LEASES OF FACILITIES
--------------------

         There are a number of facilities that were leased by Klein from George
R. Klein, a director and principal shareholder of the Company, or persons or entities affiliated with him. The George R. Klein News Co. leased a 98,000 square foot warehouse and distribution facility located on 30th Street in Cleveland, Ohio and vacated in September of 1998. Central News Company leased a 38,000 square foot warehouse and distribution facility in Akron, Ohio and vacated in 1997. Newspaper Sales, Inc. leased a 10,000 square foot facility located on Paynes Avenue in Cleveland, Ohio and vacated in September of 1999.

         All prior leases expired on December 31, 1996. The Company entered into a new three-year lease with Newspaper Sales, Inc. and a month-to-month lease with a six-month termination clause with The George R. Klein News Co. The new lease rates were at a market value, which the Company considers reasonable. As of October 2, 1999, none of these leases were in effect.

                                    PART IV
                                    -------

                                     INDEX



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                                    Page
                                                                    ----

     Exhibits                                                       58-60

     Financial Statement Schedules                                   61

     Reports on Form 8K                                              62

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



21.0     Subsidiaries of the Registrant

------------------------------------------ --------------------------------------- ----------------------------------------
           Name of Subsidiary                         Jurisdiction of                           Name in which
                (Current)                      Incorporation or Organization                Business is Conducted
------------------------------------------ --------------------------------------- ----------------------------------------
Michiana News Service, Inc.                               Michigan                 Michiana
------------------------------------------ --------------------------------------- ----------------------------------------
MacGregor News Service, Inc.                              Michigan                 MacGregor
------------------------------------------ --------------------------------------- ----------------------------------------
The Stoll Companies                                         Ohio                   Stoll
------------------------------------------ --------------------------------------- ----------------------------------------
Scherer Companies                                         Delaware                 Scherer Companies
------------------------------------------ --------------------------------------- ----------------------------------------
Read-Mor Book Store, Inc.                                   Ohio                   Read-Mor
------------------------------------------ --------------------------------------- ----------------------------------------
The Geo. R. Klein News Co.                                  Ohio                   Klein
------------------------------------------ --------------------------------------- ----------------------------------------
Central News Co.                                            Ohio                   Klein
------------------------------------------ --------------------------------------- ----------------------------------------
Newspaper Sales, Inc.                                       Ohio                   Klein
------------------------------------------ --------------------------------------- ----------------------------------------
Imperial News Co., Inc. (Inactive)                        Delaware                 Imperial News
------------------------------------------ --------------------------------------- ----------------------------------------
Team Logos Sportstuff, Inc. (Inactive)                      Ohio                   Team Logos and Sportstuff
------------------------------------------ --------------------------------------- ----------------------------------------

------------------------------------------ --------------------------------------- ----------------------------------------
           Name of Subsidiary                         Jurisdiction of                           Name in which
          (merged during 1998)                 Incorporation or Organization                Business is Conducted
------------------------------------------ --------------------------------------- ----------------------------------------
Ohio Periodical Distributors, Inc.                          Ohio                   OPD
(Merged)
------------------------------------------ --------------------------------------- ----------------------------------------
Service News Company*                                   Connecticut                Yankee News Company
------------------------------------------ --------------------------------------- ----------------------------------------
Sportstuff Marketing, Inc.* (Inactive)                      Ohio                   Sportstuff Marketing
------------------------------------------ --------------------------------------- ----------------------------------------
UNIMAG I, Inc.*  (Inactive)                               Delaware                                   N/A
------------------------------------------ --------------------------------------- ----------------------------------------
Service News Company*
(Acquired January 12, 1996)                            North Carolina              Service News and Wilmington
------------------------------------------ --------------------------------------- ----------------------------------------
Triangle News Company*
(Acquired January 23, 1996)                             Pennsylvania               Triangle and Pittsburgh
------------------------------------------ --------------------------------------- ----------------------------------------
Central Wholesale, Inc.                                 Pennsylvania               Central
------------------------------------------ --------------------------------------- ----------------------------------------
Penn News Company, Inc.                                 Pennsylvania               Penn
------------------------------------------ --------------------------------------- ----------------------------------------

*Merged into the Company on March 6, 1998.

         On March 2, 1998, the Company acquired the stock of Central Wholesale, Inc. and Penn News Company, Inc. Both of these companies were merged into the Company on March 6, 1998.

27.0     Financial Data Schedules - EDGAR Filing.



                                              UNITED MAGAZINE COMPANY
                                              -----------------------


                                         VALUATION AND QUALIFYING ACCOUNTS
                                         ---------------------------------

                   FOR THE YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998, AND SEPTEMBER 27, 1997
                   ----------------------------------------------------------------------------




                                                                   Charged to
                               Balance at       Charges to       other accounts                        Balance at
                               beginning        costs and         - Additions         Deductions         end of
                               of period         expenses       thru acquisition          (1)            period
                              -------------    -------------    -----------------     ------------     ------------

 Allowance for doubtful
        accounts
          1997                 $ 2,895,000      $ 1,556,566       $       --          $     --           $4,541,566
          1998                   4,541,566        1,776,419            282,763              --            6,600,748
          1999                   6,600,748             --                 --              (692,050)       5,908,698

Reserve for gross profit
    on sales returns
          1997                  10,474,409             --                 --            (2,123,375)      10,474,409
          1998                   8,351,034             --            4,255,509          (2,331,733)       8,351,034
          1999                  10,274,810             --                 --           (10,274,810)               -



(1) Charges to this account are for the purposes for which the reserves were created.

REPORTS ON FORM 8-K
-------------------

         The following reports on Form 8-K, reporting on the items listed below, were filed during the fourth fiscal quarter of 1999 through December 31, 1999:

                  On October 13, 1999 the Company filed Form 8-K disclosing that the Company had ceased wholesale business operations and had agreed to convey to two other companies certain customer agreements, records, and customer display fixtures located on the business premises of the Company's customers and that the Company had closed several facilities. Proceeds from the sale and proceeds from the collection of the Company's accounts receivable are being used by the Company's Secured Bank Lenders to pay off secured bank debt and to fund current expenses.


FILING STATUS
-------------

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

                                             UNITED MAGAZINE COMPANY

Date January 11, 2000                 By   /s/ Ronald E. Scherer
     ----------------                   --------------------------------------
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

          Signature                              Title                            Date
          ---------                              -----                            ----


    /s/ Ronald E. Scherer                   Director, Chairman               January 11, 2000
-------------------------------
Ronald E. Scherer


    /s/ David B. Thompson                   Director, Vice                   January 11, 2000
-------------------------------         Chairman and Treasurer
David B. Thompson


    /s/ Eugene J. Alfonsi                      Director,                     January 11, 2000
-------------------------------         Senior Vice President
Eugene J. Alfonsi


    /s/ George R. Klein                 Director, Vice-Chairman              January 11, 2000
-------------------------------
George R. Klein


/s/ John B. Calfee, Jr.                 Chief Financial Officer              January 11, 2000
-------------------------------
John B. Calfee, Jr.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                                UNITED MAGAZINE COMPANY

Date January 11, 2000                           By _____________________________
     ----------------                              Ronald E. Scherer, President

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

             Signature                         Title                           Date
             ---------                         -----                           ----


___________________________             Director, Chairman               January 11, 2000
Ronald E. Scherer


___________________________               Director, Vice                 January 11, 2000
David B. Thompson                     Chairman and Treasurer


___________________________                  Director,                   January 11, 2000
Eugene J. Alfonsi                      Senior Vice President


___________________________           Director, Vice-Chairman            January 11, 2000
George R. Klein


___________________________           Chief Financial Officer            January 11, 2000
John B. Calfee, Jr.