Form 10-K/A
period 1999-10-02
UNITED MAGAZINE CO
filed 2000-02-07
CIK 20469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

          Signature                              Title                            Date
          ---------                              -----                            ----


    /s/ Ronald E. Scherer                   Director, Chairman               January 11, 2000
-------------------------------
Ronald E. Scherer


    /s/ David B. Thompson                   Director, Vice                   January 11, 2000
-------------------------------         Chairman and Treasurer
David B. Thompson


    /s/ Eugene J. Alfonsi                      Director,                     January 11, 2000
-------------------------------         Senior Vice President
Eugene J. Alfonsi


    /s/ Thaddeus A. Majerek             Director, Assistant to               January 11, 2000
-------------------------------              the Chairman
Thaddeus A. Majerek


/s/ John B. Calfee, Jr.                 Chief Financial Officer              January 11, 2000
-------------------------------
John B. Calfee, Jr.